Form 10-K
period 2025-12-31
Iris Acquisition Corp II
filed 2026-03-26
CIK 2077785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001- 43095

Iris Acquisition Corp II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

OT 09-31 Central Park Towers Offices Dubai International Financial Centre PO Box 941641 Dubai, United Arab Emirates	N/A
(Address of principal executive offices)	(Zip Code)

+971-4-3966949

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	IRABU	NYSE
Class A ordinary shares, par value $0.0001 per share	IRAB	NYSE
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IRABW	NYSE

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 26, 2026, there were 17,288,000 Class A ordinary shares, $0.0001 par value and 5,616,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Iris Acquisition Corp II

Annual Report on Form 10-K for the Year Ended December 31, 2025

You should rely only on the information contained in this report. We have not authorized anyone to provide you with different information. We are not making an offer of these securities in any jurisdiction where the offer is not permitted.

As a blank check company incorporated in the Cayman Islands, we do not have any subsidiaries as of the date of this report, and no transfers, dividends, or distributions of any earnings or settlement of any amounts have been made by us to date.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, or as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our executive officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain the required funds to complete our offering and working capital expenses;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, including their industry and geographic location;

●	the ability of our executive officers and directors to generate a number of potential investment opportunities;

●	failure to list or delisting of our securities from the NYSE or an inability to have our securities listed on the NYSE following a business combination;

●	our public securities’ potential liquidity and trading;

●	our potential ability to generate shareholder returns;

●	the lack of a market for our securities; or

●	our financial performance following our initial public offering (“IPO”).

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	target businesses, including the location and industry of such target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the availability to us of funds from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance following the IPO; or

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in the Prospectus filed with the SEC on February 3, 2026.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Introduction

We are a newly organized blank check company or special purpose acquisition company (“SPAC”), incorporated July 8, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have not selected any specific business combination target. To date, our efforts have been limited to organizational activities as well as activities related to the IPO. We are a globally focused SPAC with a generalist investment approach, seeking to identify and combine with a high-quality, small to mid-market company that is poised to unlock accelerated growth through a public listing. While we are not limited to any particular sector or region, we are highly selective in identifying businesses that align with our investment philosophy, operational rigor, and long-term value creation strategy. Our sponsor and its principals may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but from the date of our incorporation through the date of this report, there have been no substantive discussions, directly or indirectly, between any of our officers, directors, promoters and other affiliates on our behalf and any of their contacts or relationships regarding a potential initial business combination with our company. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate for us.

We will seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination.

We believe that our new SPAC is timely and relevant to support enhancement of public capital investments in growing and commercializing innovative small and middle-cap exceptional companies.

We intend to primarily focus our target sourcing efforts on private companies that we believe would benefit from a public listing and partnership with our team and that otherwise cannot gain access to public capital in this current market environment. We believe that our management team’s background and recent successes could have a significant short- and long-term impact on target businesses.

Market Opportunity

Our potential acquisition targets may span a wide spectrum of business models and financial performance, from rapidly growing startups to established companies with stable revenues and cash flow. While we are not limited to any particular sector or region, we are highly selective in identifying businesses that align with our investment philosophy, operational rigor, and long-term value creation strategy. The key drivers and sectors within these industries include the following.

Global Platform, Multi-Sector Expertise

Our management and board represent a globally diverse team with deep transactional, operational, and investment experience across North America, the Middle East, Asia, and Europe. With backgrounds in private equity, investment banking, real estate, digital platforms, and technology, the team brings a strong track record of executing complex cross border transactions and scaling businesses across various growth stages. Our management team is based in Dubai and brings a robust deal execution platform focused on growth oriented and cross border investments. The team previously sponsored and led a SPAC- Iris Acquisition Corp., which successfully completed its business combination with Liminatus Pharma, Inc., demonstrating our disciplined sourcing, execution, and strategic partnership capabilities. Our leadership team has advised and invested in companies ranging from early growth to mature, cash generative businesses. Collectively, we offer a blend of institutional investment discipline and entrepreneurial agility, allowing us to assess opportunities with both strategic insight and operational depth. Our management team’s caliber and experience position us to be a value adding partner to the target company’s leadership team throughout the deSPAC process and beyond.

Investment Criteria: Focused Flexibility

While we maintain a generalist mandate, we operate within a clearly defined investment framework to ensure quality, scalability, and alignment with long term public market performance. We target companies that may exhibit some of the following characteristics:

●	Mid-market scale with meaningful revenue and scope for further growth

●	Revenue generating, with a preference for recurring or predictable revenue models

●	Profitable or near term path to profitability, with positive or soon to be positive cash flows

●	Established operating history with a demonstrably successful business model

●	Positive or soon to be positive cash flow

●	Technology enabled or digitally integrated, benefiting from tech driven margin enhancement or infrastructure upgrades

●	Stable and scalable margins, particularly in sectors undergoing structural shifts due to innovation or platform transitions

●	Experienced and high performing management team with a track record of disciplined execution

●	Tangible or intrinsic asset value, such as real estate, IP, platform network effects, or strong balance sheet fundamentals

●	A clear post transaction growth strategy, including new market expansion, product or service innovation, or accretive M&A

●	Total addressable market (TAM) or serviceable addressable market (SAM) expansion opportunities driven by platform effect, new customer segments, or category creation

●	Positioning as a category leader or a differentiated niche player with defensible competitive advantages

We are particularly interested in companies that are at or approaching an inflection point where a combination of strategic capital, public market access, and operational support can catalyze accelerated growth, increased market share, and long-term value creation.

Sectors of Interest

While we remain sector agnostic, we will prioritize industries where we bring deep domain knowledge, global relationships, and a proven track record. These include:

●	Technology, Media and Telecommunications (TMT)

●	Business and IT Services

●	Consumer Products and Digital Brands

●	Hospitality and Real Estate Platforms

●	Education and EdTech

●	Logistics and Mobility

●	Automotive and Industrial Technologies

●	FinTech and Crypto

We are particularly focused on value chains within these sectors that are experiencing technology driven transformation, where shifts in infrastructure layers or business models are improving efficiency, enabling margin expansion, and redefining competitive dynamics.

Our cross sector and cross border capabilities, combined with our disciplined investment lens, position us to identify and execute a high quality, value accretive transaction. Our objective is to partner with a company that is not only operationally sound and strategically positioned, but also capable of capturing investor interest and sustaining performance as a public company.

We believe that our management’s extensive experience and demonstrated success in operating and advising businesses in these industries provides us with a unique set of capabilities that will be utilized in generating shareholder returns.

We will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial improvements to maximize value. We will also look at earlier stage companies that exhibit the potential to change the industries in which they participate and which offer the potential of sustained high levels of revenue growth. Consistent with our industry focus, we intend to target businesses that have strong management teams, demonstrated organic growth, and differentiated products or services.

We believe that the wide networks of our management team will deliver access to a broad spectrum of opportunities. In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, law firms, accounting firms, and large business enterprises seeking to divest non-core assets or divisions.

As a result of the IPO, the members of our management team will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potential opportunities.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria that we believe are important in evaluating prospective target businesses. We will use these criteria in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. We intend to seek a business combination with a business that we believe:

●	Is fundamentally sound and can unlock and enhance shareholder value through a combination with us, thereby offering attractive risk- adjusted returns for our shareholders;

●	Is at an inflection point, such as requiring additional management expertise, and able to accelerate growth and financial performance through differentiated business models and the addition of our operational, financial, transactional and legal expertise and networks;

●	Is in need of a flexible, creative or opportunistic structure where we can deliver additional value;

●	Has a strong, experienced management team, with a proven track record of driving revenue growth, enhancing profitability and creating value for their shareholders, or provides a platform to assemble an effective management team with a track record of driving growth and profitability;

●	Can benefit from being a publicly traded company, with access to broader capital markets, to achieve the business’ growth strategy;

●	Is poised to grow both organically through the application of technology, as well as inorganically, through bolt-on or transformational acquisitions;

●	Has a leading or niche market position and demonstrates advantages when compared to competitors, which may help to create barriers to entry against new competitors; and

●	Exhibits unrecognized value or other characteristics that we believe can be enhanced based on our analysis and due diligence review.

We anticipate offering the following benefits to our business combination partner:

●	Partnership with our management team members who have extensive and proven experience in operating, leading, advising and investing in market leading companies;

●	Access to our deep and broad networks, insights and operational, financial, transactional, and legal and regulatory expertise;

●	Increased company profile and improved credibility with investors, customers, suppliers and other key stakeholders; Higher level of engagement with core, relevant, fundamental investors as anchor shareholders than what a traditional IPO bookbuilding process offers;

●	Expedited path to a public listing with flexible structuring;

●	Ongoing access to public capital markets;

●	Listed public currency for future acquisitions and growth;

●	Ability for management team to retain control and focus on growing the business; and

●	Opportunity to motivate and retain employees using stock-based compensation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations and factors that our management team and advisors may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the IPO. We intend to utilize cash derived from the proceeds of the IPO and the private placement units, as well as our equity or any debt or a combination of these that we may raise, in effecting a business combination which has not yet been identified. Accordingly, investors in the IPO are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, our limited resources may permit to only effect only a single business combination.

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem all or a portion of their public shares, regardless of whether they abstain, vote for or against or vote at all with respect to the proposed business combination, or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer without a shareholder vote , in each case for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable, if any), subject to the limitations described herein. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of the SEC. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek shareholder approval of our initial business combination, we will consummate our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of at least a majority of the votes cast by such shareholders who, being present and entitled to vote, attend and vote at a general meeting of the company held for the purposes of approving the business combination, or as a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (2/3) of the votes cast by such shareholders who, being present and entitled to vote, attend and vote at a general meeting of the company held for the purposes of approving the business combination, to the extent that such business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law.

We have until 24 months from the closing of the IPO to consummate an initial business combination, or such earlier liquidation date as our board of directors may approve. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account, net of interest that may be used by us to pay our taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be approximately $10.00 per Class A ordinary share (regardless of whether or not the underwriters exercise their overallotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

While we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect that it will be necessary to extend the time period to consummate our initial business combination beyond 36 months from the closing of the IPO. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in our founder shares and our private placement units will be worthless.

Our initial business combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our Board of Directors relies on generally accepted standards, our Board of Directors has discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the Board of Directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our Board of Directors is not able independently to determine the fair market value of the target business or businesses, we may, in our sole discretion, obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. However, unless we consummate our initial business combination with an affiliated entity, our Board of Directors is not required to obtain an opinion from an independent investment banking firm or another independent entity that the price we are paying is fair to our shareholders from a financial point of view.

The NYSE rules provide that at least 90% of the gross proceeds from the IPO and the sale of the units be deposited in a trust account. Of the $172,880,000 gross proceeds we received from the IPO and the sale of the private placement units, an aggregate of $168,500,000 (or $10.00 per unit), was placed in a segregated trust account located in the United States maintained by Odyssey Transfer & Trust Company acting as trustee pursuant to an agreement. The funds in the trust account have been invested only in specified U.S. government treasury bills.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test, as described above.

As more fully discussed in “Management–Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our directors currently have, and any of our officers or directors may in the future have, certain relevant fiduciary duties or contractual obligations.

In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In such event, such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Potential Additional Financings

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Sponsor Information

Our sponsor is a Delaware limited liability company, which was formed to invest in our company. Although our sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our sponsor’s business is focused on investing in our company. Aureum Partners is the only managing member of our sponsor and holds sole voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Each of our executive officers will own membership interests in the sponsor which includes an indirect interest in 250,000 founders shares and each of our independent directors will own membership interests in the sponsor which includes an indirect interest in 25,000 founders shares.

Additionally, subject to each non-managing investor purchasing, through the sponsor, the private placement units allocated to it in connection with the closing of the IPO, the sponsor will issue additional membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of approximately 1,528,000 founder shares held by the sponsor. Non-managing sponsor investors will have no right to control the sponsor or participate in any decision regarding the disposal of any security held by the sponsor, or otherwise.

Our Management Team

Our management and board represent a globally diverse team with deep transactional, operational, and investment experience across North America, the Middle East, Asia, and Europe. With backgrounds in private equity, investment banking, real estate, digital platforms, and technology, the team brings a strong track record of executing complex cross border transactions and scaling businesses across various growth stages. Our management team, is based in Dubai and brings a robust deal execution platform focused on growth oriented and cross border investments. The team previously sponsored and led a $276m SPAC- Iris Acquisition Corp., which successfully completed its business combination, demonstrating our disciplined sourcing, execution, and strategic partnership capabilities.

Our leadership team has advised and invested in companies ranging from early growth to mature, cash generative businesses. Collectively, we offer a blend of institutional investment discipline and entrepreneurial agility, allowing us to assess opportunities with both strategic insight and operational depth. The management’s caliber and experience position us to be a value adding partner to the target company’s leadership team throughout the deSPAC process and beyond. In addition to Rohit Nanani and Manish Shah, our Board of Directors consists of Janine Yorio, Allen Wang, and Robert Henry. Our independent directors have highly relevant experiences and skill sets, including prior independent Board experience at United States listed companies, significant private and public equity, and capital markets experience, and international transaction and business development experience.

See “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ”

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Our executive offices are located at OT 09-31, Central Park Towers Offices, Dubai International Financial Centre, Dubai, United Arab Emirates, and our telephone number is + 971-4-3966949.

Our Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or non-managing investors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors or non-managing investors, we, or a committee of independent directors, will obtain an opinion from an independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent entity that commonly renders valuation opinions that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team may directly or indirectly own our ordinary shares and/or placement units following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares and placement units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such other entity, and only present it to us if such entity rejects the opportunity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or the presentation of which would breach an existing legal obligation of a director or officer to any other entity.

In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our Board of Directors will review any potential conflicts of interest on a case-by-case basis.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria that we believe are important in evaluating prospective target businesses. We will use these criteria in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. We intend to seek a business combination with a business that we believe:

●	Is fundamentally sound and can unlock and enhance shareholder value through a combination with us, thereby offering attractive risk- adjusted returns for our shareholders;

●	Is at an inflection point, such as requiring additional management expertise, and able to accelerate growth and financial performance through differentiated business models and the addition of our operational, financial, transactional and legal expertise and networks;

●	Is in need of a flexible, creative or opportunistic structure where we can deliver additional value;

●	Has a strong, experienced management team, with a proven track record of driving revenue growth, enhancing profitability and creating value for their shareholders, or provides a platform to assemble an effective management team with a track record of driving growth and profitability;

●	Can benefit from being a publicly traded company, with access to broader capital markets, to achieve the business’ growth strategy;

●	Is poised to grow both organically through the application of technology, as well as inorganically, through bolt-on or transformational acquisitions;

●	Has a leading or niche market position and demonstrates advantages when compared to competitors, which may help to create barriers to entry against new competitors; and

●	Exhibits unrecognized value or other characteristics that we believe can be enhanced based on our analysis and due diligence review.

●	We anticipate offering the following benefits to our business combination partner:

●	Partnership with our management team members who have extensive and proven experience in operating, leading, advising and investing in market-leading companies;

●	Access to our deep and broad networks, insights and operational, financial, transactional, and legal and regulatory expertise;

●	Increased company profile and improved credibility with investors, customers, suppliers and other key stakeholders;

●	Higher level of engagement with core, relevant, fundamental investors as anchor shareholders than what a traditional IPO book-building process offers;

●	Lower risk and expedited path to a public listing with flexible structuring;

●	Infusion of cash and ongoing access to public capital markets;

●	Listed public currency for future acquisitions and growth;

●	Ability for management team to retain control and focus on growing the business; and

●	Opportunity to motivate and retain employees using stock-based compensation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations and factors that our management team and advisors may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement units, our common and preferred equity (if any), new debt, or a combination of these, as the consideration to be paid in effecting a business combination which has not yet been identified. Accordingly, investors in the IPO are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We will have until 24 months from the closing of the IPO to consummate an initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under the Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We Have Not Identified a Target Business

To date, we have not selected any specific business combination target. To date, our efforts have been limited to organizational activities as well as activities related to the IPO. We are a globally focused SPAC with a generalist investment approach, seeking to identify and combine with a high-quality, mid-market company that is poised to unlock accelerated growth through a public listing. While we are not limited to any particular sector or region, we are highly selective in identifying businesses that align with our investment philosophy, operational rigor, and long-term value creation strategy. Our sponsor and its principals may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but from the date of our incorporation through the date of this report, there have been no substantive discussions, directly or indirectly, between any of our officers, directors, promoters and other affiliates on our behalf and any of their contacts or relationships regarding a potential initial business combination with our company. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate for us. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Investment Criteria: Focused Flexibility

While we maintain a generalist mandate, we operate within a clearly defined investment framework to ensure quality, scalability, and alignment with long term public market performance. We target companies with the following characteristics:

●	Mid-market scale with meaningful revenue and scope for further growth

●	Revenue generating, with a preference for recurring or predictable revenue models

●	Profitable or near term path to profitability, with positive or soon to be positive cash flows

●	Established operating history with a demonstrably successful business model

●	Technology enabled or digitally integrated, benefiting from tech driven margin enhancement or infrastructure upgrades

●	Stable and scalable margins, particularly in sectors undergoing structural shifts due to innovation or platform transitions

●	Experienced and high performing management team with a track record of disciplined execution

●	Tangible or intrinsic asset value, such as real estate, IP, platform network effects, or strong balance sheet fundamentals

●	A clear post transaction growth strategy, including new market expansion, product or service innovation, or accretive M&A

●	Total addressable market (TAM) or serviceable addressable market (SAM) expansion opportunities driven by platform effect, new customer segments, or category creation

●	Positioning as a category leader or a differentiated niche player with defensible competitive advantages

We are particularly interested in companies that are at or approaching an inflection point where a combination of strategic capital, public market access, and operational support can catalyze accelerated growth, increased market share, and long-term value creation.

Sectors of Interest

While we remain sector agnostic, we will prioritize industries where we bring deep domain knowledge, global relationships, and a proven track record. These include:

●	Technology, Media and Telecommunications (TMT)

●	Business and IT Services

●	Consumer Products and Digital Brands

●	Hospitality and Real Estate Platforms

●	Education and EdTech

●	Logistics and Mobility

●	Automotive and Industrial Technologies

●	Fintech & Crypto Sector

We are particularly focused on value chains within these sectors that are experiencing technology driven transformation, where shifts in infrastructure layers or business models are improving efficiency, enabling margin expansion, and redefining competitive dynamics. Our cross sector and cross border capabilities, combined with our disciplined investment lens, position us to identify and execute a high quality, value accretive transaction. Our objective is to partner with a company that is not only operationally sound and strategically positioned, but also capable of capturing investor interest and sustaining performance as a public company.

Following our initial business combination, our objective will be to implement or support the acquired company’s operating strategies and actively partner with management to provide it with a seamless and smooth introduction to its public market operations, in order to generate additional value for shareholders. General goals will include enhancement of organic growth efficiencies, total global operations improvements, and additional acquisitions to support a roll-up in an attempt to establish an industry-leading platform in the selected emerging market vertical.

Subject to our officers’ and directors’ pre-existing fiduciary duties and the limitation that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting commissions and taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Except for the general criteria and guidelines set forth above under the caption “Business Combination Criteria,” we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors in the IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

Our management and board represent a globally diverse team with deep transactional, operational, and investment experience across North America, the Middle East, Asia, and Europe. With backgrounds in private equity, investment banking, real estate, digital platforms, and technology, the team brings a strong track record of executing complex cross border transactions and scaling businesses across various growth stages.

Our management team is based in Dubai and brings a robust deal execution platform focused on growth oriented and cross border investments. The team previously sponsored and led a $276m SPAC- Iris Acquisition Corp., which successfully completed its business combination with Liminatus Pharma, Inc., demonstrating our disciplined sourcing, execution, and strategic partnership capabilities. Our leadership team has advised and invested in companies ranging from early growth to mature, cash generative businesses. Collectively, we offer a blend of institutional investment discipline and entrepreneurial agility, allowing us to assess opportunities with both strategic insight and operational depth. Our management team’s caliber and experience position us to be a value adding partner to the target company’s leadership team throughout the deSPAC process and beyond.

While we have not yet selected a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our sponsor, initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community as well as large business enterprises seeking to divest non-core assets or divisions. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting.

Our officers and directors have agreed, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to us all suitable target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and taxes payable) at the time of the agreement to enter into the initial business combination, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than the representative), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, officers, directors or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $20,000 per month administrative fee for up to six months (unless we have entered into working capital loans to permit the payment beyond six months), the payment of consulting, success or finder fees in connection with the consummation of our initial business combination, the repayment of the $300,000 loan, the repayment of any working capital loans, and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares or other equity interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of $168,500,000, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds in our trust account, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third-party financing. Accordingly, our flexibility in structuring a business combination may be subject to constraints resulting from a need to finance such business combination.

Selection of a Target Business and Structuring of a Business Combination

Subject to our executive officers’ and directors’ pre-existing fiduciary duties and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting commissions and taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Business Combination Criteria,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

While we maintain a generalist mandate, we operate within a clearly defined investment framework to ensure quality, scalability, and alignment with long term public market performance. We target companies with the following characteristics:

●	Mid-market scale with meaningful revenue and scope for further growth

●	Revenue generating, with a preference for recurring or predictable revenue models

●	Profitable or near term path to profitability, with positive or soon to be positive cash flows

●	Established operating history with a demonstrably successful business model

●	Technology enabled or digitally integrated, benefiting from tech driven margin enhancement or infrastructure upgrades

●	Stable and scalable margins, particularly in sectors undergoing structural shifts due to innovation or platform transitions

●	Experienced and high performing management team with a track record of disciplined execution

●	Tangible or intrinsic asset value, such as real estate, IP, platform network effects, or strong balance sheet fundamentals

●	A clear post transaction growth strategy, including new market expansion, product or service innovation, or accretive M&A

●	Total addressable market (TAM) or serviceable addressable market (SAM) expansion opportunities driven by platform effect, new customer segments, or category creation

●	Positioning as a category leader or a differentiated niche player with defensible competitive advantages

We are particularly interested in companies that are at or approaching an inflection point where a combination of strategic capital, public market access, and operational support can catalyze accelerated growth, increased market share, and long-term value creation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of a target business’ management may not prove to be correct. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. The future role of members of our management team, if any, in a post-transaction company cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the post-transaction company’s management team or serve it in advisory positions, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated with the post-transaction company in some capacity following our initial business combination. The determination as to whether any of our key personnel will remain with the post-transaction company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. However, we may not have the ability to recruit additional managers, or to locate additional managers who will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting commissions and taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring a business combination involving 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or involving less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fundraising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our Board of Directors is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our Board of Directors independently determines that the target business complies with the 80% threshold.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they abstain, vote for or against or vote at all with respect to the proposed business combination, or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein. We will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, provided, that we may also decide to seek shareholder approval for business or other reasons.

Under the NYSE listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the proposed transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us;

●	the expected cost of holding a shareholder vote;

●	the risk that our shareholders would fail to approve the initial business combination;

●	other time and budget constraints; and

●	potential additional legal complexities of an initial business combination that would be time-consuming and burdensome to present to shareholders.

Permitted purchases and other transactions with respect to our securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or any of their affiliates determine to undertake any such transactions, such transactions could have the effect of influencing the vote necessary to approve such transaction. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of the IPO, we will adopt an insider trading policy which will require insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to reduce the number of public warrants outstanding or vote such public warrants on any matters submitted to the public warrant holders for approval in connection with our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will be not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates

●	on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer

Please see “Risk Factors” in the final prospectus dated February 3, 2026 – “If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.”

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares and any public shares they may hold in connection with the completion of our initial business combination. However, our sponsor, officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the completion window. The non-managing investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in the IPO or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in the IPO as the rights afforded to our other public shareholders. However, if the non-managing investors purchase all of the units for which they have expressed to us an interest in purchasing or otherwise hold a substantial number of our units, then the non-managing investors will potentially have different interests than our other public shareholders in approving the initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares as further discussed in this report.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under the NYSE rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of at least a majority of the votes cast by such shareholders who, being present and entitled to vote at a general meeting of the company, attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of at least one third of the issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and/or placement shares held by them, and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction), in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own at least 25% of our issued and outstanding ordinary shares entitled to vote thereon (excluding any shares underlying the private placement units). Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of a business combination. The non-managing investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in the IPO or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in the IPO as the rights afforded to our other public shareholders.

Redemptions of our public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in the IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares, placement shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in the IPO or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares. Cohen will have the same redemption rights as a public shareholder with respect to any public shares it acquires.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until up to 24 months from the closing of the IPO unless shareholders approve an extension of the deadline.

Liquidation if No Business Combination

Our amended and restated articles and memorandum of association provides that we will have only up to 24 months from the closing of the IPO to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under the Cayman Islands laws to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, executive officers and directors have agreed (pursuant to a written letter agreements) that they will not propose any amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting, redeeming or selling their public shares to us in connection with a business combination in a manner that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of the IPO or with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then issued and outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, or any other person.

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we engage after the IPO) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account (net of taxes) to our public shareholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our underwriters and auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten (10) business days to effectuate such distribution. Our initial shareholders have waived their rights to participate in any liquidation distribution with respect to the founder shares and private placement shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public shareholders.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the shareholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our charter documents as described elsewhere herein. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

Our initial shareholders will not participate in any redemption distribution from our trust account with respect to their founder shares and private placement shares. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot make any assurance of the amount we will be able to return to our public shareholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders promptly after 24 months from the closing of the IPO, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our Board of Directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without a special resolution. As a matter of Cayman Islands law, a special resolution is a resolution that (i) has been passed by a majority of at least two-thirds (or any higher threshold specified in a company’s articles of association) of such of a company’s shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given; or (ii) if so authorized by a company’s articles of association, has been approved by a unanimous written resolution of all of the company’s shareholders who are entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time). The provisions regulating the appointment and removal of directors and continuing the company in a jurisdiction outside the Cayman Islands may only be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting. Other than as described above, our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law), or by a written resolution passed in accordance with the Companies Act. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

●	if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of the holders of at least a majority of our ordinary shares who, being present and entitled to vote at a general meeting of the company, attend and vote at a general meeting of the company;

●	if our initial business combination is not consummated within 24 months from the closing of the IPO then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;

●	upon the consummation of the IPO, $168,500,000, were placed into the trust account;

●	prior to our initial business combination, we may not issue additional shares that participates in any manner in the proceeds of the trust account, or that votes as a class with the public shares sold in the IPO on any matter;

If we are unable to complete our initial business combination within the 24 months following the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law;

●	If our shareholders approve an amendment to our amended and restated memorandum and articles of association (i) in a manner that would affect the substance and timing of our public shares if we do not complete an initial business combination within 24 months following the closing of the IPO or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares; and

●	We will not effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

These provisions cannot be amended without the approval of a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds (2/3) of the votes cast by such shareholders who, being present and entitled to vote at a general meeting, attend and vote at a general meeting.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment and removal of directors. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our Class A ordinary shares and our Class B ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Although we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase Class A ordinary shares held by our public shareholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants and unit purchase options, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Conflicts of Interest

Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or the presentation of which would breach an existing legal obligation of a director or officer to any other entity. For more information, see the section entitled “Management – Conflicts of Interest.”

In addition, members of our management team and our board of directors directly or indirectly own founder shares and/or placement units following the IPO, as set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. “Please see “Risk Factors” in the final prospectus dated February 3, 2026– “Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or the non-managing sponsor investors, or any of their respective affiliates or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or the non-managing sponsor investors or any of their respective affiliates; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether the sponsor has sufficient funds to satisfy their indemnity obligations and believe that the sponsor’s only assets are securities of our company. We have not asked the sponsor to reserve for such obligations.

Facilities

We currently maintain our principal executive offices at OT 09-31, Central Park Towers Offices, Dubai International Financial Centre, Dubai, United Arab Emirates . The cost for this space is included in the $20,000 monthly fee Iris Acquisition Holdings II LLC will charge us for general and administrative services commencing on the date of the IPO pursuant to an Administrative Services Agreement between us and Iris Acquisition Holdings II LLC for up to six months unless we have entered into working capital loans to permit the payment of such fee until the consummation of an initial business combination. We believe, based on rents and fees for similar services in Dubai, United Arab Emirates, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have three  executive officers. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

Periodic Reporting and Audited Financial Statements

We will register our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes- Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three- year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

ITEM 1A. RISK FACTORS

As smaller reporting company we are not required to make disclosures under this Item.

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Final Prospectus, filed with the SEC on February 3, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report on Form 10-K, there have been no material changes to the risk factors disclosed in our Final Prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at OT 09-31, Central Park Towers Offices, Dubai International Financial Centre, Dubai, United Arab Emirates. The cost for this space is included in the $20,000 monthly fee Iris Acquisition Holdings II LLC will charge us for general and administrative services commencing on the date of the IPO pursuant to an Administrative Services Agreement between us and Iris Acquisition Holdings II LLC for up to six months unless we have entered into working capital loans to permit the payment of such fee until the consummation of an initial business combination. We believe, based on rents and fees for similar services in Dubai, United Arab Emirates, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the New York Stock Exchange, or NYSE, under the symbol “IRAB U” on February 3, 2026. The Class A Ordinary Shares and Warrants comprising the units began separate trading on NYSE on February 24, 2026, under the symbols “IRAB” and “IRAB WS,” respectively.

Holders of Record

As at March 26, 2026, there were 17,288,000 Class A ordinary shares held by three shareholders of record and 5,616,667 Class B ordinary shares of the registrant issued and outstanding held by one shareholder of record. The number of record holders was determined from the records of our transfer agent and does include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. Our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) of an aggregate of 438,000 units (the “Private Units”), comprised of 251,000 private placement units to the Sponsor, at a price of $10.00 per Private Unit, and 187,000 private placement units to the Underwriter, generating total proceeds of $4,380,000. Each Private Unit consists of one Class A Ordinary Share and one-half of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment).

In connection with the closing of the IPO, the Underwriter waived its right to any further exercise of the remainder of the over-allotment option and 133,333 Class B Ordinary Shares were forfeited by the sponsor.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

Use of Proceeds from our Initial Public Offering

On February 4, 2026, Iris Acquisition Corp II (the “Company”) consummated its initial public offering (the “IPO”), which consisted of 16,850,000 units (including 1,850,000 units issued pursuant to the underwriter’s partial exercise of the over-allotment option) (the “Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value (“Class A Ordinary Share”) and one-half of one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $168,500,000.

Following the IPO, the partial exercise of the over-allotment option, and the sale of the Private Units, a total of $168,500,000 was placed in the Trust Account. We incurred transaction costs of $10,613,044 consisting of $3,370,000 of the cash underwriting fee (of which $375,000 will be paid at signing of a business combination agreement), $6,740,000 of deferred underwriting fee, and $503,044 of other offering costs.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on July 8, 2025 formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on NYSE.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 8, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from July 8, 2025 (inception) through December 31, 2025, we had a net loss $68,023, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of December 31, 2025, we had no cash and working capital deficit of $182,621. As of February 4, 2026, upon the closing of the Initial Public Offering, the Company had $913,500 in cash and had working capital of $788,450.

Subsequent to the period covered by this Report, on February 4, 2026, we consummated Initial Public Offering of $168,500,000 public offering the Underwriters of their over-allotment option in the amount of 1,850,000 Units, at $10.00 per Unit generating gross proceeds of $168,500,000 (the “Initial Public Offering”), and a 438,000 Private Placement Units close with the Sponsor and the Underwriters generating gross proceeds of $4,380,000 in the Private Placement Units. Of the 438,000 Private Placement Units, the Sponsor purchased 251,000 and the Underwriters purchased 187,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Units, a total of $168,500,000 was placed in the Trust Account. We incurred transaction costs of $10,613,044 consisting of $3,370,000 of the cash underwriting fee (of which $375,000 will be paid at signing of a business combination agreement), $6,740,000 of deferred underwriting fee, and $503,044 of other offering costs.

For the period from July 8, 2025 (inception) through December 31, 2025, net cash used in operating activities was $0. Net loss of $68,023 was offset by $44,431 in payment of expenses made by sponsor under promissory note and changes in operating assets and liabilities, which provided $23,592 of cash from operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2025, there were no Working Capital Loans outstanding.

In connection with the our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” we do not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to the initial Business Combination. We have the Completion Window to complete the initial Business Combination. Management has determined that the we has sufficient funds to finance our working capital needs within one year from the date of issuance of the financial statement.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement, commencing on February 2, 2026, the effective date of the registration statement relating to the Initial Public Offering, with the Sponsor. The Sponsor will charge the Company a total of $20,000 per month for office space, administrative and support services for a period continuing until the earlier of (i) six months following the initial public offering, (ii) the consummation by the Company of an initial business combination, or (iii) the Company’s liquidation. In the event the Company issues Working Capital Loans to permit the payment, the fee shall be paid until the initial Business Combination or liquidation.

The Company incurred an underwriting discount of (A) $0.20 per Unit sold in the Initial Public Offering, or $3,370,000 in the aggregate, paid at the closing of the Initial Public Offering, (i) $0.075 per Unit, or $1,125,000 was paid to the underwriters in cash; (ii) $0.025 per unit sold in the offering $375,000 in the aggregate is payable to the underwriters upon execution of an agreement for an initial Business Combination, and (iii) $0.10 per unit, or $1,870,000 in the aggregate of such funds was invested by the underwriter to purchase 187,000 private units at $10.00 per unit and (B) $0.40 per Unit sold in the offering, or $6,740,000 in the aggregate is payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination. As a result $7,115,000 was accrued as deferred underwriting as of February 4, 2026.

Critical Accounting Estimates

The preparation of the audited financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-14 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Officers and Directors

Our officers, directors and director nominees are as follows:

Name	Age	Position
Sumit Mehta	43	Chief Executive Officer
Lisha Parmar	40	Chief Financial Officer
Omkar Halady	40	Vice President and Secretary
Rohit Nanani	51	Chairman of the Board of Directors
Manish Shah	53	Independent Director
Janine Yorio	49	Independent Director
Allen Wang	55	Independent Director
Robert Henry	57	Independent Director

Sumit Mehta serves as our Chief Executive Officer. Sumit Mehta brings over 20 years of experience across investment banking, M&A advisory, private equity, and corporate finance, with a strong focus on cross-border transactions and strategic deal-making in the Middle East , US, and UK. Since 2019, Mr. Mehta has been a Co-Founder & Managing Director at Arrow Capital, where he leads the Special Situations Group, overseeing mandates in M&A advisory, private equity, and corporate finance. His leadership in this role includes advising ultra-high-net-worth clients, family offices, and corporates on strategic investments and capital structuring across sectors. Previously, Mr. Mehta was Head of Deal Structuring & Advisory at Daman Investments, the investment arm of the Gargash Group, one of the GCC’s most prominent business families. Starting in 2007, he was responsible for originating and executing private equity and advisory transactions across the region, with a focus on value creation and strategic alignment for long-term investors. Mr. Mehta began his career at ABN AMRO in India as an investment advisor before relocating to the Middle East. He holds a Bachelor’s degree in Economics from Delhi University and an MBA from Cass Business School (now Bayes Business School), City University London. Mr. Mehta served as Vice President of Iris Acquisition Corp (formerly Tribe Growth Corp I), a Nasdaq-listed Special Purpose Acquisition Company (SPAC) since 2021, and later was appointed as CEO of the SPAC in 2022. In this capacity, he played a key role in supporting the SPAC’s operations and transaction lifecycle - from managing regulatory engagement with SEC, screening & negotiations with potential acquisition targets target screening, overseeing listing requirements and compliance matters and supervising due diligence on potential acquisition targets. His analytical rigor and transaction experience contributed significantly to the eventual merger with Liminatus Pharma Inc., a clinical-stage life sciences company focused on cancer drug development.

Lisha Parmar serves as our Chief Financial Officer. Lisha Parmar is a seasoned financial services professional with over 14 years of experience across asset management, corporate finance, M&A, and private equity advisory. She has advised on and executed transactions across a broad spectrum of sectors including technology, consumer care, automotive, real estate, insurance, and hospitality, with a focus on high-growth businesses and cross-border mandates. Since September 2019, Ms. Parmar has served as a Vice President at Arrow Capital, where she leads origination, strategy, structuring, due diligence, and execution of buy-side and sell-side M&A transactions, as well as private equity and debt capital raises. She also plays a critical role in capital markets advisory, working closely with founders and management teams to unlock strategic growth and maximize enterprise value post-transaction. Prior to joining Arrow Capital, from January 2017 through May 2019, Ms. Parmar served as a Senior Associate at Daman Investments, the investment office of the Gargash Group, a prominent business conglomerate in the GCC. At Daman, she was part of the Deal Structuring & Advisory Division, where she supported strategic investments and private equity deals across the region. Ms. Parmar began her career at J.P. Morgan Global Asset Management in 2009, where she spent seven years managing portfolios and conducting investment analytics and research across real estate and global equities strategies, with aggregate assets under management exceeding $100 billion. Her responsibilities included strategy benchmarking, performance attribution, and investment optimization. Ms. Parmar holds a Master’s in Management Studies (Finance) from the University of Mumbai and is currently pursuing the CFA charter. Ms. Parmar served as the Chief Financial Officer (CFO) of Iris Acquisition Corp (formerly Tribe Growth Corp I), a Nasdaq-listed Special Purpose Acquisition Company (SPAC). In this role, she was responsible for financial oversight, SEC and Nasdaq compliance, audit coordination, and capital markets reporting throughout the SPAC lifecycle. She also supported the target due diligence, valuation, and transaction structuring processes that led to the successful business combination with Liminatus Pharma Inc., a clinical-stage life sciences company focused on cancer drug development.

Omkar Halady serves as our Vice President and Secretary. Omkar Halady is a seasoned professional with over 14 years of experience across mergers & acquisitions, private equity, growth strategy, and corporate consulting. His sector exposure spans education, technology, healthcare, hospitality, FMCG, and food & beverage, where he has consistently delivered value through deep financial insight, strategic structuring, and hands-on execution. Since 2021, Mr. Halady has served as an Assistant Vice President at Arrow Capital, where he is responsible for end-to-end execution of buy-side and sell-side M&A transactions, including due diligence, valuation, financial modelling, and transaction structuring. He works closely with business owners, management teams, and strategic investors to craft tailored investment solutions and drive value-accretive outcomes. Prior to Arrow Capital, from June 2016 through May 2021, Mr. Halady served as a consultant with Ideal Management Consultants. He has also served as a strategic consultant at GCC-based advisory firms, including top tier firms such as Ernst & Young and Grant Thornton wherein he advised government entities, family businesses, and private enterprises on business transformation, operational efficiency, and market expansion strategies. His experience encompasses financial reviews, valuation support, and audit advisory. Mr. Halady holds a Bachelor’s degree in Commerce from Periyar University, India, and is currently pursuing the CAIA charter. Mr. Halady served as Vice President of Iris Acquisition Corp (formerly Tribe Growth Corp I), a Nasdaq-listed Special Purpose Acquisition Company (SPAC) wherein he was responsible for a broad range of governance, legal, and operational functions throughout the SPAC lifecycle including coordinating and overseeing SEC filings disclosures, stakeholder management including external legal counsel, auditors, and the SEC, supporting the Board of Directors on resolutions, meeting documentation, target company due diligence and deal structuring through the successful merger with Liminatus Pharma Inc., a clinical-stage life sciences company focused on cancer drug development.

Rohit Nanani serves as our Chairman of the Board of Directors. Rohit Nanani is the Founder and CEO of Arrow Capital, an independent boutique asset management and investment advisory firm established in 2016. With over two decades of experience in global financial markets, Mr. Nanani brings a distinguished track record in international banking and investment advisory. Mr. Nanani’s career spans leadership roles at several top-tier global financial institutions. He served as Managing Director at Barclays Bank Plc (DIFC – Dubai) starting in 2013, where he led the GSAC (South Asian Clients) business. Prior to that, he was Executive Director at UBS Singapore, managing a diverse client base across Southeast Asia, the Middle East, Africa, and the UK. Earlier in his career, Mr. Nanani spent a decade in corporate banking with ABN AMRO and the Bank of Nova Scotia in India. His broad experience across both corporate and private banking enables him to provide holistic financial solutions and strategic advisory to ultra-high-net-worth individuals and family offices worldwide. Mr. Nanani holds a Bachelor of Commerce degree in Accounting, Finance, and Economics from Delhi University and a Post-Graduate Diploma in Business Management from M.S. Ramaiah Institute of Management. In the SPAC space, Mr. Nanani served as a Director of Iris Acquisition Corp (formerly Tribe Growth Corp I), a Nasdaq-listed Special Purpose Acquisition Company since 2021. In July 2022, he was appointed Chairman of the Board and played a key role in guiding the SPAC through its business combination with Liminatus Pharma Inc., a clinical-stage life sciences company focused on cancer drug development. He was instrumental in shaping the governance framework and guiding the SPAC management on target selection, and successful execution of the merger.

Manish Shah serves as a member of our board of directors. Manish Shah brings a multi-decade track record as an accomplished investor, operator, and investment banker with extensive experience across technology, real estate, and growth equity. Mr. Shah began his career in investment banking at Morgan Stanley and Bear Stearns, where he was part of the Technology Investment Banking groups, advising on high-profile M&A and capital markets transactions. Following his time on Wall Street, he served as a senior executive at a Nasdaq-listed optical networking company, gaining hands-on operational experience in the technology sector. Since 2006, Mr. Shah has focused on deploying family capital across private investments and advised The London Fund, a private investment platform targeting high-potential growth companies, a position he has held since 2020. He currently serves as Senior Managing Director at Palladius Capital Management, a real estate investment and asset management firm, and, since 2014, has served as a Principal at Two Kings Management, a family office focused on opportunistic and long-term capital allocation strategies. He sold an RIA to Fortis Capital Advisors which maintains his investment adviser license. Mr. Shah also served as a Board Member of Iris Acquisition Corp, a Nasdaq-listed Special Purpose Acquisition Company (SPAC), for two years. During his tenure, he played a significant role in corporate governance, target identification, and transaction execution. He provided critical oversight and strategic input throughout the SPAC’s lifecycle, culminating in its successful business combination with Liminatus Pharma Inc., a clinical-stage life sciences company focused on cancer drug development. Mr. Shah’s deep understanding of capital markets and operational diligence was instrumental in guiding the transaction to completion, ensuring alignment with shareholder interests and regulatory compliance. Mr. Shah holds degrees from Yale University and Harvard Law School. He remains actively engaged with both institutions, having served as a founding board member of Yale’s Jackson School for Global Affairs and a member of Harvard’s Alumni Real Estate Board.

Janine Yorio serves as a member of our board of directors. Janine Yorio brings over 26 years of experience across private equity, mergers and acquisitions, real estate, and entrepreneurship. A seasoned leader at the intersection of technology and alternative asset classes, she has successfully founded and scaled multiple ventures spanning agriculture, real estate, fintech, and gaming. Ms. Yorio is currently the CEO of Everyrealm Inc. (a position she has held since February 2022), a company developing video game-related technologies that create digital, place-based community hubs. Prior to Everyrealm, from June 2020 to February 2022, she served as Head of Republic Realm and Managing Director at Republic Crypto, where she led digital asset initiatives for the real estate sector within Republic, a leading private investment platform. Republic has supported over 2,500 ventures and deployed over $2.6 billion across private and tokenized assets, serving a global community of 3 million users in more than 150 countries. A serial entrepreneur, Ms. Yorio founded Compound, a fintech platform reimagining real estate investment and Newseed, an investment and venture platform focused on agriculture technology and farmland. Earlier in her career, Ms. Yorio served as Senior Vice President of Acquisitions at The Standard Hotels (2007–2009), where she oversaw real estate development, acquisitions, refinancings, and dispositions. Ms. Yorio holds a degree from Yale University.

Allen Wang serves as a member of our board of directors. Allen Wang has over 25 years’ experience in law and finance. From March 2002 through July 2025, Mr. Wang worked as a partner in the capital markets, M&A and public company representation groups at Latham & Watkins LLP in Los Angeles, Hong Kong, Beijing and Boston. Mr. Wang held numerous leadership roles, including managing partner of the Beijing office, and served on the technology, finance and client intake committees. Prior to joining Latham, Mr. Wang worked as an associate in the financial institutions group of the investment banking division at Morgan Stanley in New York and an associate in the general practice group at Sullivan & Cromwell LLP in New York. Mr. Wang earned a B.A. from Yale University, J.D. from Harvard Law School and M.B.A from Oxford University, where he studied as a Fulbright scholar. Mr. Wang was selected to serve as a director due to his extensive experience in corporate law and investment banking.

Robert Henry serves as a member of our board of directors. Robert Henry is an accomplished executive and investor with distinctive experience in private equity, banking, and law. Mr. Henry is currently a Partner at River House Capital Partners, a middle market private investment firm targeting opportunities in TMT, Business Services, Industrials, and Digital Infrastructure. From 2022 to 2025, Mr. Henry was a Senior Advisor in the Private Capital Group at McKinsey & Company where he advised senior financial sponsor and corporate clients (boards, C-suite executives, and founders) in the U.S. and abroad on value creation, growth, M&A, corporate finance, strategy, and transformation. He partnered with investors and leaders of large and mid-sized companies in TMT, business services, IT services, and industrials to drive outsized results. He was the Head of Governance, Risk, and Compliance (GRC) and Co-Head of Information Services. Mr. Henry was also a senior member of the Software, Business Services, Digital Infrastructure, and Private Credit Teams. Prior to joining McKinsey, Mr. Henry spent more than two decades working primarily in leadership roles in private equity and investment banking at firms such as Goldman Sachs and DLJ in industries spanning TMT, digital infrastructure, fintech, business services, consumer goods, and industrials. He has deep expertise scaling businesses across industries and driving value creation initiatives. Mr. Henry has served as a Board member of portfolio companies and interim CEO and CFO. Mr. Henry is a graduate of Harvard’s JD-MBA program and Harvard College where he was a Henry Russell Shaw Fellow in France and England. Mr. Henry is a member of the State Bars of NY and MA.

Number, Terms of Office and Election of Executive Officers and Directors

Our Board of Directors is be elected each year at our annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination (unless required by the NYSE).

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Prior to the consummation of our initial business combination, our Board of Directors and the holders of our Class B ordinary shares are authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate.

Director Independence

The NYSE requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Mr. Shah, Ms. Yorio, Mr. Wang and Mr. Henry are our independent directors. Our independent directors may have regularly scheduled meetings at which only independent directors are present in certain circumstances. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Executive Officer and Director Compensation

Each of the executive officers has purchased membership interests in the sponsor which includes an indirect interest in 250,000 founders shares and each of our independent directors will own membership interests in the sponsor which includes an indirect interest in 25,000 founders shares.

Commencing on the date that our securities are first listed on through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor a monthly fee of $20,000 per month for office space and general and administrative services for up to six months unless we have entered into working capital loans to permit the payment of such fee until the consummation of an initial business combination. This arrangement is being agreed to by an affiliate of our Chairman of our Board of Directors for our benefit and is not intended to provide such affiliate of our Chairman of our Board of Directors and Chief Executive Officer compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services.

Our sponsor and the officers and directors shall (i) also be entitled to reimbursement from the Company for their out-of-pocket expenses incurred and advisory fees shall be paid to the directors and advisors in connection with certain activities on the Company’s behalf, and (ii) purchase membership interests in our sponsor representing a pecuniary interest in an aggregate of 275,000 Class B ordinary shares.

Except as set forth above and in this paragraph, no compensation will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Board of Directors may also approve the payment of advisory fees to directors in connection with such activities, including board committee service, and extraordinary administrative and analytical services. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the Board of Directors for determination, either by a committee constituted solely of independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee will be composed solely of independent directors. Each committee operates under a charter that has been approved by our Board of Directors and has the composition and responsibilities described below. The charter of each committee will be available on our website following the closing of the IPO.

Audit Committee

We have established an audit committee of the Board of Directors. Manish Shah, Allen Wang and Robert Henry serve as members of our audit committee. Manish Shah serves as the chairperson of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Each of Manish Shah, Allen Wang and Robert Henry are independent.

Each member of the audit committee is financially literate and our Board of Directors has determined that Manish Shah qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter which details the purpose and principal functions of the audit committee, including:

●	assisting the Board of Directors in the oversight of (1) the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (2) the preparation and integrity of the financial statements of the Company, (3) the compliance by the Company with financial statement and regulatory requirements, (4) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firms, and (5) the qualifications and independence of the Company’s independent registered public accounting firms;

●	reviewing with each of the internal and independent registered public accounting firms the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation;

●	reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

●	reviewing and discussing with management, internal auditors and the independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;

●	receiving and reviewing reports of the independent registered public accounting firm and discussing 1) all critical accounting policies and practices to be used in the firm’s audit of the Company’s financial statements, 2) all alternative treatments of financial information within GAAP that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and 3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

●	reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;

●	discussing with management and the independent registered public accounting firm any changes in the Company’s critical accounting principles and the effects of alternative GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;

●	reviewing material pending legal proceedings involving the Company and other contingent liabilities;

●	meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

●	reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation S-K prior to the Company entering into such transactions;

●	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

●	reviewing periodically with the Company’s management, independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

●	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our compensation committee are Allen Wang, Manish Shah and Janine Yorio. Allen Wang serves as the chairman of the compensation committee. We have adopted a compensation committee charter which details the purpose and responsibility of the compensation committee including:

●	reviewing the performance of the Chief Executive Officer and executive management;

●	assisting the Board in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);

●	reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluating the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and setting the Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the company philosophy;

approving the salaries, bonus and other compensation for all executive officers;

●	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;

●	reviewing and discussing with the Board of Directors and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;

●	reviewing and making recommendations concerning executive compensation policies and plans;

●	reviewing and recommending to the Board of Directors the adoption of or changes to the compensation of the Company’s directors;

●	reviewing and approving the awards made under any executive officer bonus plan, and providing an appropriate report to the Board of Directors;

●	reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the Board of Directors, acting as the “Plan Administrator” for equity-based and employee benefit plans;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;

●	reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;

●	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

●	issuing an annual Report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;

●	annually evaluating the committee’s performance and the committee’s charter and recommending to the Board of Directors any proposed changes to the charter or the committee; and

●	undertaking all further actions and discharge all further responsibilities imposed upon the Committee from time to time by the Board of Directors, the federal securities laws or the rules and regulations of the SEC.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors. The members of our nominating and corporate governance committee are Allen Wang, Manish Shah and Janine Yorio. Manish Shah serves as the chairman of the compensation committee.

We have adopted a nominating and corporate governance committee charter which details the purpose and responsibility of the compensation committee including:

●	Identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Prior to our initial business combination, the Board of Directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with NYSE listing rules as required by the Dodd-Frank Act. A copy of the policy can be found on our website at www.irisspac.com.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines, a copy of which can be found on our website at www.irisspac.com.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. A copy of the Code of Conduct and Ethics and each committee charter can be found on our website at www.irispac.com. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Proposed Business—Initial Business Combination”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our sponsor, officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. However, our officers and directors have agreed to present to us all suitable target business opportunities, subject to any fiduciary or contractual obligations.

●	Each of the holders of the founder shares and placement units has agreed that his, her or its founder shares and placement shares, as applicable, will be subject to transfer restrictions and that he, she or it will not sell or transfer such shares until the applicable forfeiture provisions no longer apply. Holders of founder shares and placement shares have agreed to waive their redemption rights with respect to their founder shares, and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window (excluding any exercise of the underwriters’ over-allotment option) and (iii) if we fail to consummate a business combination within the completion window or if we liquidate prior to the expiration of the completion window. Our sponsor, officers and directors have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window. However, our sponsor, officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the completion window. To the extent our holders of founder shares or placement shares transfer any of these securities to certain permitted transferees, such permitted transferees will agree, as a condition to such transfer, to waive these same redemption rights. If we do not complete our initial business combination within the completion window, the portion of the proceeds of the sale of the placement units placed into the trust account will be used to fund the redemption of our public shares. There will be no redemption rights or liquidating distributions with respect to our founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate an initial business combination within the completion window (excluding any exercise of the underwriter’s over-allotment option). Except as described under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters — Transfers of Founder Shares and Placement Units”, the founder shares, placement units and their underlying securities will not be transferable, assignable or saleable.

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Members of our management team and our independent directors may directly or indirectly own founder shares, private placement shares and/or private placement warrants following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

●	Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our Board of Directors will review any potential conflicts of interest on a case-by-case basis.

●	Unless we consummate our initial business combination, our executive officers, directors and sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The founder shares, private placement shares and private placement warrants (and underlying securities) will be released from their respective lock-up restrictions only if a business combination is successfully completed, and the private placement warrants will expire worthless if a business combination is not consummated.

For the foregoing reasons, our Board of Directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with the Company.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our Board of Directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation
Sumit Mehta	Arrow Capital	Capital Markets Advisory	Managing Director
Lisha Parmar	Arrow Capital	Capital Markets Advisory	Vice President
Omkar Halady	Arrow Capital	Capital Markets Advisory	AVP
Rohit Nanani	Arrow Capital	Capital Markets Advisory	Founder and CEO
Manish Shah	The London Fund Palladius Capital Management Two Kings Management	Private Investment Platform Real Estate Investment and Asset Management Firm Capital Allocation Strategy	Advisor Senior Managing Director Principal
Janine Yorio	Everyrealm Inc. Compound Newseed	Video Game Developer Fintech Investment agriculture technology	CEO Founder Founder
Allen Wang
Robert Henry	River House Capital Partners	Private Investment Firm	Founder, Partner

If we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote any shares held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to their founder shares, private placement shares and public shares. If they purchase Class A ordinary shares as part of the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert or sell such shares to us in connection with the consummation of an initial business combination.

All ongoing and future transactions between us and any of our sponsor, executive officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2025.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial and administrative support made available to us by our sponsor or an affiliate thereof, in an amount equal to $20,000 per month;

●	Payment of consulting, success or finder fees to our sponsor, officers or directors, advisors, or our or their affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private units of the post-business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

In addition to the foregoing, our officers and directors will receive indirect interests in the founder shares held by the sponsor as compensation for their services as officers and directors of the Company.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers by the Company will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 26, 2026 the number of Ordinary Shares, including both Class A and Class B Ordinary Shares, beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Number of Class A Ordinary Shares Beneficially	Percentage of Outstanding Class A Ordinary	Number of Class B Ordinary Shares Beneficially	Percentage of Outstanding Class B Ordinary	Number of Ordinary Shares Beneficially		Approximate Percentage of Outstanding Ordinary
	Owned	Share	Owned	Shares	Owned(1)		Shares(2)
Iris Acquisition Holdings II LLC	251,000	1.45	5,616,667	100.0%	5,867,667	(3)	25.62
Sumit Mehta	251,000	1.45	5,616,667	100.0	5,867,667	(3)(4)	25.62
Lisha Parmar	-	-	-	-	-		-
Omkar Halady	-	-	-	-	-		-
Rohit Nanani	251,000	1.45	5,616,667	100.0	5,867,667	(3)(4)	25.62
Manish Shah	-	-	-	-	-		-
Janine Yorio	-	-	-	-	-		-
Allen Wang	-	-	-	-	-		-
Robert Henry	-	-	-	-	-		-
5% or Greater Shareholders
Tenor Capital Management L.P.(5)	1,000,000	5.78	-	-	1,000,000		4.37

All executive officers and directors (eight individuals) as a group

(1)	Unless otherwise noted, the business address of each of the following is c/o Iris Acquisition Corp II, OT 09-31, Central Park Towers Offices, Dubai International Financial Centre, Dubai, United Arab Emirates.

(2)	Percentage ownership is based on a total of 17,288,000 Class A ordinary shares outstanding, 5,616,667 Class B ordinary shares outstanding and an aggregate of 22,904,667 Ordinary Shares outstanding.

(3)	Consisting of: (a) Class A Ordinary Shares underlying 251,000 private units purchased by Iris Acquisition Holdings II LLC, the Issuer’s sponsor (“Sponsor”) pursuant to the Private Placement Units Purchase Agreement dated February 4, 2026 entered into with the Issuer. Each private unit consists of one Class A ordinary share and one-half of one warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The private units were purchased at $10.00 per unit for an aggregate purchase price of $2,510,000. and (b) Class B Ordinary Shares as follows: on July 15, 2025, the Sponsor purchased 5,750,000 Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares”) from the Issuer for an aggregate purchase price of $25,000 as pursuant to a Securities Subscription Agreement (the, of which up to 750,000 of the Class B Ordinary Shares were subject to forfeiture depending on the extent to which the Issuer’s underwriters’ over-allotment option was exercised during the Issuer’s initial public offering. The underwriters’ over-allotment option was partially exercised on February 4, 2026 and therefore 133,333 Class B Ordinary shares of the Sponsor were forfeited. The Class B Ordinary Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Issuer’s initial business combination, or earlier at the option of the holders thereof on a one-for-one basis, subject to adjustments. The Class B Ordinary Shares have no expiration date. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment. Does not include the ordinary shares underlying the warrants.

(4)	Iris Acquisition Holdings II LLC, our sponsor, is the record holder of such shares. The managing member of our sponsor is Aureum Partners Ltd. Sumit Mehta and Rohit Nanani, who by virtue of their control of the managing member of our sponsor may be deemed to share beneficial ownership of the founder shares held by sponsor. Each of Sumit Mehta and Rohit Nanani disclaim beneficial ownership of the founder shares held by sponsor.

(5)	Represents shares beneficially owned by Tenor Capital Management Company, L.P., Tenor Opportunity Master Fund, Ltd. And Robin Shah. The address of the reporting person is 810 Seventh Avenue, Suite 1905, New York, NY 10019. This information is based on a Schedule 13G filed with the SEC on February 6, 2026.

Transfers of Founder Shares and Placement Units

Our initial shareholders have agreed not to transfer, assign or sell any of their respective founder shares, private placement shares, private placement warrants or any securities underlying the private placement warrants that they hold until the date that is (i) in the case of the founder shares, the earlier of (A) 180 days after the date of the consummation of our initial business combination or (B) subsequent to our initial business combination, (x) the date on which the last sale price of our public shares equals or exceeds $11.50 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or (y) the date on which we consummate a liquidation, merger, amalgamation, share exchange or other similar transaction after our initial business combination which results in all of our shareholders having the right to exchange their public shares for cash, securities or other property, and (ii) in the case of the private placement units or any securities underlying the private placement units, until 30 days after the completion of our initial business combination. Notwithstanding the foregoing, the underwriter has agreed that an aggregate of 250,000 founder shares allocated to management shall be free from lock-up restrictions upon completion of the initial business combination.

Notwithstanding the foregoing, during their respective lock-up periods, the initial shareholders may transfer, assign or sell any of the aforenamed securities (1) amongst the sponsor and its affiliates, to our executive officers or directors, or to any affiliate or family member of any of our executive officers or directors, (2) in the case of an entity, as a distribution to its partners, shareholders or members upon its liquidation, (3) in the case of an individual, (i) by bona fide gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization, (ii) by virtue of the laws of descent and distribution upon death of such person, (iii) pursuant to a qualified domestic relations order, (4) by certain pledges to secure obligations incurred in connection with purchases of the Company’s securities, (5) through private sales or transfers made in connection with the consummation of our initial business combination at prices no greater than the price at which such securities were originally purchased, or (6) to us for no value for cancellation in connection with the consummation of our initial business combination; provided, that, in each such case (except clause (6)), these transferees (the “permitted transferees”) shall enter into a written agreement with us agreeing to be bound by the transfer restrictions agreed to by the original holder in connection with the purchase of the securities being transferred.

Registration Rights

Our initial shareholders, the non-managing investors and their permitted transferees can demand that we register the founder shares, the private placement shares, the private placement warrants and underlying securities and any securities issued upon conversion of working capital loans, pursuant to an agreement. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a business combination. Notwithstanding anything to the contrary, the representatives may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement. In addition, the representatives may participate in a “piggyback” registration only during the seven-year period from the commencement of sales of the IPO and may not exercise their demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 15, 2025, our sponsor purchased 5,750,000 Class B ordinary shares from us for an aggregate purchase price of $25,000, or $0.00435 per share, of which up to 750,000 founder shares remain subject to surrender to us for no consideration after the closing of the IPO depending on the extent to which the underwriters’ over-allotment option is exercised during the IPO. In connection with the closing of the IPO, the Underwriter waived its right to any further exercise of the remainder of the over-allotment option and 133,333 Class B Ordinary Shares were forfeited by the sponsor.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Board of Directors may also approve the payment of advisory fees to directors in connection with such activities, including board committee service and extraordinary administrative and analytical services. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Pursuant to a registration rights agreement we have entered into an agreement with each of our initial shareholders on or prior to the closing of the IPO, where we may be required to register certain securities for sale under the Securities Act. These holders, and the holders of warrants issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in any other registration statement filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the securities covered thereby are released from their respective lock-up restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements. See “Certain Relationships and Related Party Transactions.”

The number of founder shares, and the forfeiture mechanism underlying the founder shares, has been determined in order to ensure that the founder shares will represent 25% of the outstanding shares (excluding any shares underlying the private placement units) upon completion of the IPO and the exercise of the underwriters’ over-allotment option, if any. In connection with the IPO, our sponsor holds 5,750,000 founder shares. In connection with the closing of the IPO, the Underwriter waived its right to any further exercise of the remainder of the over-allotment option and 133,333 Class B Ordinary Shares were forfeited by the sponsor.

Our sponsor has committed that it will purchase 251,000 private placement units (including if the over-allotment is exercised in full) at $10.00 per unit, and the representatives have committed to purchase an aggregate of 150,000 private placement units (or 195,000 private placement units if the over-allotment is exercised in full) at a price of $10.00 per unit. These purchases will take place on a private placement basis simultaneously with the consummation of the IPO and the over-allotment option, as applicable. The foregoing purchases will only be made by our sponsor and the representatives if they are able to do so in accordance with Regulation M and Sections 9(a)(2) and 10(b) and Rule 10b-5 of the Exchange Act. A portion of the proceeds we receive from the purchase of the private placement units will be placed in the trust account described below.

Except with respect to permitted transferees as described herein under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” our initial shareholders have agreed not to transfer, assign or sell any of their respective founder shares, private placement shares, private placement warrants or any securities underlying the private placement warrants that they may hold until the date that is (i) in the case of the founder shares, the earlier of (A) 180 days after the date of the consummation of our initial business combination or (B) subsequent to our initial business combination, (x) the date on which the last sale price of our public shares equals or exceeds $11.50 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or (y) the date on which we consummate a liquidation, merger, amalgamation, share exchange or other similar transaction after our initial business combination which results in all of our shareholders having the right to exchange their public shares for cash, securities or other property, and (ii) in the case of the private placement shares, private placement warrants or any securities underlying the private placement warrants, until 30 days after the completion of our initial business combination. Permitted transferees would be subject to the same restrictions and other agreements of our initial shareholders with respect to any such securities. Notwithstanding the foregoing, the underwriter has agreed that an aggregate of 250,000 founder shares allocated to management shall be free from lock-up restrictions upon completion of the initial business combination.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor, executive officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,500,000 of such loans may be convertible into additional units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The holders of our founder shares and private placement shares issued and outstanding on the date of the IPO, as well as the holders of the private placement warrants, our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. Notwithstanding anything to the contrary, the representatives may only make a demand on one occasion and only during the five-year period from the commencement of sales of the IPO and may not exercise their demand rights on more than one occasion. In addition, the representatives may participate in a “piggy-back” registration only during the seven-year period from the commencement of sales of the IPO and may not exercise their demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

Other than the foregoing and as described in this paragraph, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our Board of Directors may also approve the payment of advisory fees for such activities, including board committee service, and extraordinary administrative and analytical services. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, executive officers or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Business Conduct requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The audit committee considers all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors, including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Item 14. Principal Accountant Fees and Services.

The firm of KNAV CPA LLP, or KNAV, acts as our independent registered public accounting firm. The following is a summary of fees paid to KNAV for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by KNAV in connection with regulatory filings. The aggregate fees of KNAV for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from July 8, 2025 (inception) through December 31, 2025 totalled approximately $35,700. The above amounts include interim procedures and audit fees.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay KNAV for any audit-related fees for the period from July 8, 2025 (inception) through December 31, 2025,

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay KNAV for tax services, planning or advice for the period from July 8, 2025 (inception) through December 31, 2025,

All Other Fees

All other fees consist of fees billed for all other services. We did not pay KNAV for any other services for the period from July 8, 2025 (inception) through December 31, 2025,

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 2, 2026, by and between Iris Acquisition Corp II and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 6, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 6, 2026).
4.1	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 12, 2025).
4.2	Specimen Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 12, 2025).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 12, 2025).
4.4	Warrant Agreement, dated as of February 2, 2026, by and between Iris Acquisition Corp II and Odyssey Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 6, 2026).
4.5**	Description of Securities.
10.1	Letter Agreement, dated February 2, 2026, by and among the, Iris Acquisition Corp II, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 6, 2026).
10.2	Investment Management Trust Agreement, dated as of February 2, 2026, by and between the Iris Acquisition Corp II and Odyssey Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 6, 2026).
10.3	Registration Rights Agreement, dated as of February 2, 2026, by and among the Iris Acquisition Corp II and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 6, 2026).
10.4	Private Units Subscription Agreement, dated February 2, 2026, by and between Iris Acquisition Corp II and Iris Acquisition Holdings II LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 6, 2026).
10.5	Private Units Subscription Agreement, dated February 2, 2026, by and between Iris Acquisition Corp II and the Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, a copy of which is attached as Exhibit 10.5 and incorporated herein by reference; (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 6, 2026).
10.6	Indemnity Agreement, dated as of February 2, 2026, by and between Iris Acquisition Corp II and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 6, 2026)
10.7	Administrative Services Agreement, dated February 2, 2026, by and between the Iris Acquisition Corp II and Iris Acquisition Holdings II LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 6, 2026).
14	Form of Code of Conduct (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 3, 2025).
24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Claw-back Policy (incorporated by reference to Exhibit 99.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on January 28, 2026)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 3, 2025).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 3, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

**	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 26, 2026

IRIS ACQUISITION CORP II

By:	/s/ Sumit Mehta
Name:	Sumit Mehta
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lisha Parmar
Name:	Lisha Parmar
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position Date	Date

/s/ Sumit Mehta	Chief Executive Officer and Director	March 26, 2026
Sumit Mehta	(Principal executive officer)

/s/ Lisha Parmar	Chief Financial Officer,	March 26, 2026
Lisha Parmar	(Principal Financial and Accounting Officer)

/s/ Omkar Halady	Vice President and Secretary	March 26, 2026
Omkar Halady

/s/ Rohit Nanani	Chairman of the Board	March 26, 2026
Rohit Nanani

/s/ Manish Shah	Director	March 26, 2026
Manish Shah

/s/ Janine Yorio	Director	March 26, 2026
Janine Yorio

/s/ Allen Wang	Director	March 26, 2026
Allen Wang

/s/ Robert Henry	Director	March 26, 2026
Robert Henry

IRIS ACQUISITION CORP II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Iris Acquisition Corp II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Iris Acquisition Corp II (the “Company”) as of December 31, 2025 and the related statements of operations, shareholder’s deficit and cash flows for the period from July 8, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Iris Acquisition Corp II as of December 31, 2025, and the results of its operations and its cash flows for the period from July 8, 2025 (inception) through December 31, 2025, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KNAV CPA LLP

KNAV CPA LLP

We have served as the Company’s auditor since 2025.

Atlanta, Georgia
March 26, 2026
PCAOB ID - 2983

IRIS ACQUISITION CORP II
BALANCE SHEET

(all amounts in USD, except number of shares)

December 31, 2025
ASSETS
Deferred offering costs-non-current asset	$139,598
TOTAL ASSETS	$139,598
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accrued expenses	$23,592
Accrued offering costs	83,223
Promissory note – related party	75,806
Total Current Liabilities	182,621
Total Liabilities	182,621
Commitments and Contingencies (Note 5)
Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of December 31, 2025	–
Class A ordinary shares, $0.0001 par value; 239,000,000 shares authorized; no shares issued or outstanding as of December 31, 2025	–
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2025(1)	575
Additional paid-in capital	24,425
Accumulated deficit	(68,023)
Total Shareholder’s Deficit	(43,023)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$139,598

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 4, 2026, the Company consummated its Initial Public Offering and sold 16,850,000 Units, including 1,850,000 Units sold pursuant to the partial exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 616,667 shares of Class B ordinary shares were no longer subject to forfeiture and 133,333 have been forfeited.

The accompanying notes are an integral part of the financial statements.

IRIS ACQUISITION CORP II
STATEMENT OF OPERATIONS
(all amounts in USD, except number of shares)

For the Period from July 8, 2025 (inception) through December 31, 2025
General and administrative costs	$(68,023)

Net loss	$(68,023)

Weighted average shares outstanding, Class B ordinary shares (1)	5,000,000

Basic and diluted net loss per share	$(0.01)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 4, 2026, the Company consummated its Initial Public Offering and sold 16,850,000 Units, including 1,850,000 Units sold pursuant to the partial exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 616,667 shares of Class B ordinary shares were no longer subject to forfeiture and 133,333 have been forfeited.

The accompanying notes are an integral part of the financial statements.

IRIS ACQUISITION CORP II
STATEMENT OF SHAREHOLDER’S DEFICIT

(all amounts in USD, except share data)

FOR THE PERIOD FROM JULY 8, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – July 8, 2025 (inception)	–	$–	–	$–	$–	$–	$–
Issuance of Class B ordinary shares to Sponsor(1)	–		5,750,000	575	24,425	–	25,000
Net loss	–	–	–	–	–	(68,023)	(68,023)
Balance – December 31, 2025	–	$–	5,750,000	$575	$24,425	$(68,023)	$(43,023)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 4, 2026, the Company consummated its Initial Public Offering and sold 16,850,000 Units, including 1,850,000 Units sold pursuant to the partial exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 616,667 shares of Class B ordinary shares were no longer subject to forfeiture and 133,333 have been forfeited.

The accompanying notes are an integral part of the financial statements.

IRIS ACQUISITION CORP II
STATEMENT OF CASH FLOWS
(all amounts in USD)

Cash Flows from Operating Activities:	For the Period from July 8, 2025 (inception) through December 31, 2025
Net loss	$(68,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of expense through promissory note – related party	44,431
Changes in operating assets and liabilities:
Accrued expenses	23,592
Net cash used in operating activities	–

Net Change in Cash	–
Cash – Beginning of period	–
Cash – End of period	$–

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$83,223
Deferred offering costs paid through promissory note - related party	$31,375
Deferred offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$25,000

The accompanying notes are an integral part of the financial statements.

IRIS ACQUISITION CORP II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Iris Acquisition Corp II (the “Company”) was incorporated as a Cayman Islands exempted company on July 8, 2025. The Company is a newly organized blank check company or special purpose acquisition company (“SPAC”), formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific business combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. The Company will be an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) upon the closing of the initial public offering.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from July 8, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

Sponsor, Founder and Initial Public Offering

The Company’s sponsor is Iris Acquisition Holdings II LLC, a Delaware limited liability company (the “Sponsor” and is sometimes referred to as the “Founder”). The registration statement for the Company’s Initial Public Offering was declared effective on February 2, 2026. On February 4, 2026, the Company consummated Initial Public Offering of $168,500,000 public offering (which includes the partial exercise by Cohen and Company Capital Markets (“CCM”) (the “Underwriters”) of their over-allotment option in the amount of 1,850,000 Units, at $10.00 per unit generating gross proceeds of $168,500,000 (the “Initial Public Offering”) –Note 3), and a 438,000 private placement units close with the Sponsor and the Underwriters generating gross proceeds of $4,380,000 in the Private Placement Units, (Notes 3 and 4). Of the 438,000 Private Placement Units, the Sponsor purchased 251,000 and the Underwriters purchased 187,000. These funds will be held in the Trust Account (discussed below).

Transaction costs amounted to $10,613,044 consisting of $3,370,000 of the cash underwriting fee (of which $375,000 will be paid at signing of a business combination agreement), $6,740,000 of deferred underwriting fee, and $503,044 of other offering costs.

The Trust Account

Following the closing of the Initial Public Offering, on February 4, 2026, an amount of $168,500,000 ($10.00 per unit) from the net proceeds of the sale of the Units and the Private Placement Units, was placed in the trust account (the “Trust Account”), with Odyssey Transfer and Trust acting as trustee. The funds in the Trust Account are to be held in banks or other financial institutions and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s amended and restated memorandum and articles of association provide that, except for (x) all interest income that may be released to the Company to pay taxes and (y) up to $100,000 to pay dissolution expenses, as discussed below, none of the funds held in the Trust Account will be released from the Trust Account until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of the obligation to redeem 100% of public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the pre-business combination activity or (3) redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 24 months from the closing of the Initial Public Offering.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the deferred underwriting commissions and the taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

IRIS ACQUISITION CORP II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, net of taxes payable, if any. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the NYSE rules. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding shares are voted in favor of the Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable, if any). As a result, such shares will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering. The amount in the Trust Account is $10.00 per public share ($168,500,000 held in the Trust Account divided by 16,850,000 public shares).

The Company will have 24 months from the closing date of the Initial Public Offering to complete its initial Business Combination (the “Completion Window”). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $100,000 to pay dissolution expenses; and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders will each enter into agreements with us, pursuant to which they will agree: (1) to waive their redemption rights with respect to their founder shares, private placement shares, private placement warrants, shares underlying any private placement warrants and public shares held by them in connection with the consummation of our initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial Business Combination within 24 months from the closing of the IPO, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). As of December 31, 2025, the Company had no cash and had working capital deficit of $182,621. As of February 4, 2026, upon the closing of the Initial Public Offering, the Company had $913,500 in cash and had working capital of $788,450.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2025, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

IRIS ACQUISITION CORP II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2025, the Company does not have any balance maintained with any bank account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Use of Estimates

The preparation of the financial statement in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

IRIS ACQUISITION CORP II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values at the closing of the Initial Public Offering. As of December 31, 2025, there were no warrant instruments outstanding.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 6). At December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on July 8, 2025, date of incorporation.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 16,850,000 units at a price of $10.00 per unit (the “Units”), which includes the partial exercise by the underwriter of their over-allotment option in the amount of 1,850,000 Units. Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value and one-half of one redeemable warrant to purchase one Class A ordinary share (the “Warrants”). The Warrants will only be exercisable for whole shares at $11.50 per share.

IRIS ACQUISITION CORP II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Warrants – As of December 31, 2025 no warrants were outstanding. On February 4, 2026 the Company in connection with the Initial Public Offering issued 8,425,000 Public Warrants and 219,000 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our Board of Directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issue the additional Class A ordinary shares or equity-linked securities. On the exercise of any warrant, the exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the warrant shares and thereafter use its best efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration of the warrants. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the warrant shares and a current prospectus relating thereto.

If a registration statement covering the issuance of the warrant shares is not effective within 90 days following the consummation of the initial Business Combination, warrant holders may nevertheless, until such time as there is such an effective registration statement and during any period when the Company shall have failed to maintain such an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act. In this circumstance, each holder would pay the exercise price by surrendering warrants exercisable for the number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying such warrants and the difference between the exercise price of such warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A ordinary shares for the five trading days ending on the trading day prior to the date of exercise.

Redemption of Warrants: The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the issuance of the warrant shares underlying the warrants to be so redeemed is then effective and a current prospectus relating to those warrant shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the foregoing conditions are satisfied and the Company issues a notice of redemption, each warrant holder may exercise his, her or its warrants prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 trigger price (as adjusted) as well as the $11.50 exercise price (as adjusted) after the redemption notice is issued. The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the exercise price so that if the share price declines as a result of the redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants. If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In making such determination, management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s shareholders of issuing the maximum number of warrant shares issuable upon exercise of outstanding warrants. In such event, the holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of warrant shares underlying the warrants to be so exercised, and the difference between the exercise price of the warrants and the fair market value by (y) the fair market value.

IRIS ACQUISITION CORP II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

No fractional Class A ordinary share will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder.

4. RELATED PARTY TRANSACTIONS

Founder Shares

On July 15, 2025, the Sponsor purchased 5,750,000 Class B ordinary shares from the Company for an aggregate purchase price of $25,000, paid by Sponsor on behalf of the Company to vendors for deferred transaction costs, or $0.00435 per share, of which up to 750,000 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised during the Initial Public Offering.

On February 4, 2026, the underwriters partially exercised their over-allotment option. As a result of the partial exercise by the underwriter 616,667 Class B ordinary shares are no longer subject to forfeiture and 133,333 were forfeited. The forfeiture was adjusted for the partial exercise on of the over-allotment option by the Underwriters so that the Sponsor owns 25% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Initial Public Offering resulting in total of 5,616,667 Class B ordinary shares outstanding.

Private Placement Units

The Sponsor pursuant to the Initial Public Offering, has purchased an aggregate of 251,000 private placement units at $10.00 per private placement unit in a private placement that closed simultaneously with the Initial Public Offering for $2,510,000 proceeds from the Sponsor. The underwriters have purchased an aggregate of 187,000 private placement units at a price of $10.00 per private placement unit for $1,870,000 in the aggregate in a private placement that closed simultaneous with the closing of Initial Public Offering.

A portion of the purchase price of the private placement units was added to the proceeds of Initial Public Offering held in the trust account. If the initial business combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the private placement units held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law).

Promissory Note – Related Party

On July 15, 2025, the Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The promissory note is non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of December 31, 2025, the Company had borrowed $75,806 under the promissory note.

On February 4, 2026 in connection with the Initial Public Offering and Private Placement the note was fully settled with the purchase of the Private Placement by the Sponsor leaving a subscription receivable of $21,960 and a zero balance on the Promissory Note as of February 4, 2026. Borrowings under the Note are no longer available.

Administration Fee

The Company entered into an agreement, commencing on February 2, 2026, the effective date of the registration statement relating to the Initial Public Offering, with the Sponsor. The Sponsor will charge the Company a total of $20,000 per month for office space, administrative and support services for a period continuing until the earlier of (i) six months following the initial public offering, (ii) the consummation by the Company of an initial business combination, or (ii) the Company’s liquidation. In the event the Company issues Working Capital Loans to permit the payment, the fee shall be paid until the initial Business Combination or liquidation. As of December 31, 2025 the Company did not incur any fees for the administrative service agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2025, the working capital loan arrangements had not yet been executed, therefore, no such Working Capital Loans were outstanding.

IRIS ACQUISITION CORP II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

5. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the US-Israel-Iran conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the US-Israel-Iran conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel, Iran and its neighbouring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies.

Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the US-Israel-Iran conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or liquidity.

Registration Rights

The Company’s initial shareholders, the non-managing investors and their permitted transferees can demand that the Company register the Founder Shares, the Private Placement Shares, the Private Placement Warrants and underlying securities and any securities issued upon conversion of Working Capital Loans, pursuant to an agreement to be signed prior to or on the date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain piggy-back registration rights on registration statements filed after the Company’s consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Underwriters had a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotments, at the initial public offering price less the underwriting discounts. On February 4, 2026, the underwriters partially exercised their over-allotment option, purchasing 1,850,000 Units simultaneously with the Initial Public Offering and forfeited the remaining Units.

The Company incurred an underwriting discount of (A) $0.20 per Unit sold in the Initial Public Offering, or $3,370,000 in the aggregate, paid at the closing of the Initial Public Offering, (i) $0.075 per Unit, or $1,125,000 was paid to the underwriters in cash; (ii) $0.025 per unit sold in the offering $375,000 in the aggregate is payable to the underwriters upon execution of an agreement for an initial Business Combination, and (iii) $0.10 per unit, or $1,870,000 in the aggregate of such funds was invested by the underwriter to purchase 187,000 private units at $10.00 per unit and (B) $0.40 per Unit sold in the offering, or $6,740,000 in the aggregate is payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination.

6. SHAREHOLDER’S DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 ordinary shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 239,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

IRIS ACQUISITION CORP II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding. As of December 31, 2025, an aggregate of 750,000 Class B ordinary shares was subject to forfeiture had the over-allotment option not been exercised by the underwriters.

At February 4, 2026, there were 5,616,667 Class B ordinary shares issued and outstanding. As a result of the underwriters partial exercise of the over-allotment options 616,667 Class B ordinary shares are no longer subject to forfeiture and 133,333 Class B ordinary shares were forfeited so that the number of Founder Shares equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

7. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, the Chief Executive Officer, in deciding how to allocate resources and assess performance.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. Accordingly, management has determined that the Company only has one reportable segment. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

At December 31, 2025
Deferred offering costs	$137,100

For the Period from July 8, 2025 (inception) Through December 31, 2025
General and administrative costs	$68,023

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the public offering. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date through the date this financial statement was issued. Based on this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.

On February 4, 2026, the Company consummated its Initial Public Offering, which consisted of 16,850,000 units (including 1,850,000 units issued pursuant to the underwriter’s partial exercise of the over-allotment option) (the “Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value (“Class A Ordinary Share”) and one-half of one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $168,500,000. Simultaneously with the Initial Public Offering the Company closed on 438,000 private placement units with the Sponsor and the Underwriters generating gross proceeds of $4,380,000 in the Private Placement Units. Of the 438,000 Private Placement Units, the Sponsor purchased 251,000 and the Underwriters purchased 187,000. These funds will be held in the Trust Account.

As of February 4, 2026, the Company had borrowed $399,540 under the promissory note and was fully settled with the purchase of the Private Placement by the Sponsor leaving a subscription receivable of $21,960 and a zero balance on the Promissory Note as of February 4, 2026. Borrowings under the Note are no longer available.

On March 17 2026, a board meeting was held wherein the committee compensation was revised. Manish Shah, Allen Wang and Robert Henry serve as members of our audit committee. Manish Shah and Robert Henry serve as the co-chairpersons of the audit committee. The members of our nominating and corporate governance committee are Allen Wang, Manish Shah and Janine Yorio. Janine Yorio serves as the chairman of the nominating and corporate governance committee. The members of our compensation committee are Allen Wang, Manish Shah and Janine Yorio. Manish Shah serves as the chairman of the compensation committee.