Form 10-Q
period 2026-03-31
Iris Acquisition Corp II
filed 2026-05-14
CIK 2077785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43095

IRIS ACQUISITION CORP II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

OT 09-31 Central Park Towers Offices Dubai International Financial Centre PO Box 941641 Dubai, United Arab Emirates	N/A
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  +971-4-3966949

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	IRABU	NYSE
Class A ordinary shares, par value $0.0001 per share	IRAB	NYSE
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IRABW	NYSE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, there were 17,288,000 Class A ordinary shares, $0.0001 par value and 5,616,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

IRIS ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IRIS ACQUISITION CORP II

CONDENSED BALANCE SHEETS

(all amounts in USD, except number of shares)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash	$854,833	$—
Prepaid expense and insurance	76,410	—
Total Current Assets	931,243	—
Deferred offering costs	—	139,598
Long-term prepaid insurance	56,629	—
Cash held in Trust Account	169,419,562	—
TOTAL ASSETS	$170,407,434	$139,598

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$97,863	$23,592
Offering costs payable	134,029	83,223
Short-term loan	84,634	—
Promissory note - related party	—	75,806
Total Current Liabilities	316,526	182,621
Deferred underwriting fee payable	7,115,000	—
Total Liabilities	7,431,526	182,621

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 16,850,000 and no shares at a redemption value of $10.05 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	169,419,562	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class A ordinary shares, $0.0001 par value; 239,000,000 shares authorized; 438,000 and no shares issued or outstanding (excluding 16,850,000 and no shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	44	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,616,667 and 5,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (1)	562	575
Stock subscription receivable from Sponsor	(21,960)	—
Additional paid-in capital	—	24,425
Accumulated deficit	(6,422,300)	(68,023)
Total Shareholders’ Deficit	(6,443,654)	(43,023)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$170,407,434	$139,598

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 4, 2026, the Company consummated its Initial Public Offering and sold 16,850,000 Units, including 1,850,000 Units sold pursuant to the partial exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 616,667 shares of Class B ordinary shares were no longer subject to forfeiture and 133,333 have been forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP II

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(all amounts in USD, except number of shares)

(UNAUDITED)

General and administrative costs	$144,112
Loss from operations	(144,112)

Other income (expense):
Interest earned on cash held in Trust Account	919,562
Interest expense on short-term loan	(1,515)
Total other income (expense)	918,047
Net income	$773,935

Weighted average shares outstanding, Class A redeemable ordinary shares	10,412,921

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.05

Weighted average shares outstanding, Class A non-redeemable and Class B ordinary shares (1)	5,651,761

Basic net income per share, Class A non-redeemable and Class B ordinary shares	$0.05

Weighted average shares outstanding, Class A non-redeemable and Class B ordinary shares (1)	5,887,341

Diluted net income per share, Class A non-redeemable and Class B ordinary shares	$0.05

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 4, 2026, the Company consummated its Initial Public Offering and sold 16,850,000 Units, including 1,850,000 Units sold pursuant to the partial exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 616,667 shares of Class B ordinary shares were no longer subject to forfeiture and 133,333 have been forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(all amounts in USD, except shares data)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Stock Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	5,750,000	$575	$—	$24,425	$(68,023)	$(43,023)

Sale of 438,000 Private Placement Units	438,000	44	—	—	(21,960)	4,379,956	—	4,358,040

FV of Public Warrants at issuance	—	—	—	—	—	5,120,715	—	5,120,715

Forfeiture of Founder Shares	—	—	(133,333)	(13)	—	13	—	—

Allocated value of transaction costs to Warrants and Private Placement Units	—	—	—	—	—	(334,888)	—	(334,888)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(9,190,221)	(7,128,212)	(16,318,433)

Net income	—	—	—	—	—	—	773,935	773,935

Balance – March 31, 2026	438,000	$44	5,616,667	$562	$(21,960)	$—	$(6,422,300)	$(6,443,654)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 4, 2026, the Company consummated its Initial Public Offering and sold 16,850,000 Units, including 1,850,000 Units sold pursuant to the partial exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 616,667 shares of Class B ordinary shares were no longer subject to forfeiture and 133,333 have been forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(all amounts in USD)

(UNAUDITED)

For the Three Months Ended March 31,
2026
Cash Flows from Operating Activities:
Net income	$773,935
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(919,562)
Payment of general and administrative expenses through promissory note – related party	49,743
Changes in operating assets and liabilities:
Prepaid expenses and insurance	1,938
Long-term prepaid insurance	10,370
Accounts payable and accrued expenses	73,776
Net cash used in operating activities	(9,800)

Cash Flows from Investing Activities:
Cash held in Trust Account	(168,500,000)
Net cash used in investing activities	(168,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	165,505,000
Proceeds from sale of Private Placement Units	4,380,000
Repayments of short-term loan	(48,867)
Repayment of promissory note – related party	(421,500)
Payment of offering costs	(50,000)
Net cash provided by financing activities	169,364,633

Net Change in Cash	854,833
Cash – Beginning of period	—
Cash – End of period	$854,833

Supplementary cash flow information:
Cash paid for interest on short-term loan	$1,515

Non-Cash investing and financing activities:
Forfeiture of Founder Shares	$13
Offering costs included in offering costs payable	$50,806
Deferred offering costs paid through promissory note – related party	$262,640
Prepaid services contributed by Sponsor through promissory note - related party	$11,351
Prepaid insurance funded through short-term loan	$133,994
Accretion of Class A ordinary shares to redemption value	$16,318,433
Offering cost included in equity	$334,888
Deferred underwriting fee payable	$7,115,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from July 8, 2025 (date of inception) through March 31, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor, Founder and Initial Public Offering

The Company’s sponsor is Iris Acquisition Holdings II LLC, a Delaware limited liability company (the “Sponsor” and is sometimes referred to as the “Founder”). The registration statement for the Company’s Initial Public Offering was declared effective on February 2, 2026. On February 4, 2026, the Company consummated Initial Public Offering of $168,500,000 public offering (which includes the partial exercise by Cohen and Company Capital Markets (“CCM”) (the “Underwriters”) of their over-allotment option in the amount of 1,850,000 Units, at $10.00 per unit generating gross proceeds of $168,500,000 (the “Initial Public Offering”) —Note 3), and a 438,000 private placement units close with the Sponsor and the Underwriters generating gross proceeds of $4,380,000 in the Private Placement Units, (Notes 3 and 4). Of the 438,000 Private Placement Units, the Sponsor purchased 251,000 and the Underwriters purchased 187,000. These funds will be held in the Trust Account (discussed below).

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

On February 18, 2026, the Company announced that, on February 24, 2026, the holders of the Company’s units (the “Units”) may elect to separately trade the Class A ordinary shares and warrants included in the Units. Each Unit consists of one Class A ordinary share, $0.0001 par value (“Class A Ordinary Share”) and one-half of one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). No fractional warrants will be issued upon separation of the Units and only whole Warrants will trade. Any Units not separated will continue to trade on New York Stock Exchange LLC (“NYSE”) under the symbol “IRAB U”. Any underlying Class A Ordinary Shares and Warrants that are separated will trade on NYSE under the symbols “IRAB” and “IRAB WS,” respectively. Holders of Units will need to have their brokers contact Odyssey Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into Class A Ordinary Shares and Warrants.

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

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

The Company will have 24 months from the closing date of the Initial Public Offering to complete its initial Business Combination (the “Completion Window”). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $100,000 to pay dissolution expenses; and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders will each enter into agreements with us, pursuant to which they will agree: (1) to waive their redemption rights with respect to their founder shares, private placement shares, private placement warrants, shares underlying any private placement warrants and public shares held by them in connection with the consummation of our initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if we fail to complete our initial Business Combination within Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). As of March 31, 2026, upon the closing of the Initial Public Offering, the Company had $854,833 in cash and had working capital of $614,717.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

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

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash held in Trust Account

As of March 31, 2026, the cash held in the Trust Account, amounting to $169,419,562, was held in interest bearing bank demand deposits account. As of December 31, 2025, the Company has no cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$168,500,000
Less:
Proceeds allocated to Public Warrants	(5,120,715)
Class A ordinary shares issuance costs	(10,278,156)
Plus:
Remeasurement of carrying value to redemption value	16,318,433

Class A ordinary shares subject to possible redemption, March 31, 2026	$169,419,562

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income per ordinary share attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share (in USD, except per share amounts):

	For the Three Months Ended March 31, 2026
	Class A Redeemable Ordinary Shares	Class A non- redeemable and Class B Ordinary Shares
Basic net income per share:
Numerator:
Allocation of net income	$501,655	$272,280
Denominator:
Weighted-average shares outstanding	10,412,921	5,651,761
Basic net income per ordinary share	$0.05	$0.05

	For the Three Months Ended March 31, 2026
	Class A Redeemable Ordinary Shares	Class A non- redeemable and Class B Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$494,405	$279,530
Denominator:
Diluted weighted average ordinary shares outstanding	10,412,921	5,887,341
Diluted net income per ordinary share	$0.05	$0.05

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Warrants — As of March 31, 2026, 8,425,000 Public Warrant and 219,000 Private Placement Warrants are currently outstanding. As of December 31, 2025, there were no Public Warrant and Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

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

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

If the foregoing conditions are satisfied and the Company issues a notice of redemption, each warrant holder may exercise his, her or its warrants prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 trigger price (as adjusted) as well as the $11.50 exercise price (as adjusted) after the redemption notice is issued. The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the exercise price so that if the share price declines as a result of the redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants. If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In making such determination, management will consider, among other factors, our cash position, the number of warrants that are outstanding and the dilutive effect on our shareholders of issuing the maximum number of warrant shares issuable upon exercise of outstanding warrants. In such event, the holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of warrant shares underlying the warrants to be so exercised, and the difference between the exercise price of the warrants and the fair market value by (y) the fair market value.

No fractional Class A ordinary share will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder.

4. RELATED PARTY TRANSACTIONS

Founder Shares

On July 15, 2025, the Sponsor purchased 5,750,000 Class B ordinary shares from the Company for an aggregate purchase price of $25,000, paid by Sponsor on behalf of the Company to vendors for deferred transaction costs, or $0.00435 per share, of which up to 750,000 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised during the Initial Public Offering. The forfeiture was adjusted for the partial exercise of the over-allotment option by the Underwriters so that the Sponsor owns 25% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Initial Public Offering resulting in total of 5,616,667 Class B ordinary shares outstanding. On February 4, 2026, the underwriters partially exercised their over-allotment option. As a result of the partial exercise by the underwriter 616,667, Class B ordinary shares are no longer subject to forfeiture and 133,333 were forfeited.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

A portion of the purchase price of the private placement units was added to the proceeds of Initial Public Offering held in the Trust Account. If the initial business combination was not completed within Completion Window, the proceeds from the sale of the private placement units held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law).

Promissory Note — Related Party

On July 15, 2025, the Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The promissory note is non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company had borrowed $399,540 under the promissory note and was fully settled with the purchase of the Private Placement by the Sponsor leaving a subscription receivable of $21,960 and $75,806 balance on the Promissory Note as of March 31, 2026 and December 31, 2025, respectively. Borrowings under the Note are no longer available. On April 3, 2026, the Sponsor refunded the Company $21,960 thereby fully satisfying the subscription receivable.

Administration Fee

The Company entered into an agreement, commencing on February 2, 2026, the effective date of the registration statement relating to the Initial Public Offering, with the Sponsor. The Sponsor will charge the Company a total of $20,000 per month for office space, administrative and support services for a period continuing until the earlier of (i) six months following the initial public offering, (ii) the consummation by the Company of an initial business combination, or (ii) the Company’s liquidation. In the event the Company issues Working Capital Loans to permit the payment, the fee shall be paid until the initial Business Combination or liquidation. For the three months ended March 31, 2026, the Company incurred and paid $40,000 under the administrative service agreement. As of March 31, 2026 and December 31, 2025, the Company accrued $40,000 and $0 under the administrative service agreement presented in accounts payable and accrued expenses on the condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the working capital loan arrangements had not yet been executed, therefore, no such Working Capital Loans were outstanding.

5. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies.

Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or liquidity.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

Short-term Loan

On February 5, 2026, the Company entered into a financing agreement of $109,381 for the purchase of an insurance policy. The Company made a downpayment of $29,000, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly instalments of $10,938 per month for 10 months. Payments include a stated interest rate of 6.9% and are secured against a lien on the insurance policy. The carrying amount of $84,634 and $0 is included as Short-term Loan on the accompanying condensed Balance Sheets as on March 31, 2026, and December 31, 2025, respectively. The Company recognized interest expense of $1,515 on the accompanying condensed Statement of Operations for the three months ended March 31, 2026.

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

The Company incurred an underwriting discount of (A) $0.20 per Unit sold in the Initial Public Offering, or $3,370,000 in the aggregate, paid at the closing of the Initial Public Offering, (i) $0.075 per Unit, or $1,125,000 was paid to the underwriters in cash; (ii) $0.025 per unit sold in the offering $375,000 in the aggregate is payable to the underwriters upon execution of an agreement for an initial Business Combination, and (iii) $0.10 per unit, or $1,870,000 in the aggregate of such funds was invested by the underwriter to purchase 187,000 Private Placement Units at $10.00 per unit and (B) $0.40 per Unit sold in the offering, or $6,740,000 in the aggregate is payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination. As a result, $7,115,000 was accrued as deferred underwriting fee payable as of March 31, 2026.

6. SHAREHOLDER’S DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 ordinary shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 239,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 438,000 and no Class A ordinary shares issued or outstanding excluding 16,850,000 and no Class A ordinary share subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2026 and December 31, 2025, there were 5,616,667 and 5,750,000 Class B ordinary shares issued and outstanding. As a result the underwriters partial exercise of the over-allotment options 616,667 Class B ordinary shares are no longer subject to forfeiture and 133,333 Class B ordinary shares were forfeited so that the number of Founder Shares equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

7. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, the Chief Executive Officer, in deciding how to allocate resources and assess performance.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. Accordingly, management has determined that the Company only has one reportable segment. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$854,833	$—
Cash held in Trust Account	$169,419,562	$—

For the Three Months Ended March 31, 2026
General and administrative costs	$144,112
Interest expense on short-term loan	$1,515
Interest earned on cash held in Trust Account	$919,562

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

General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income are reported on the unaudited condensed statement of operations and described within their respective disclosures.

8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At March 31, 2026, assets held in the Trust Account were comprised of $169,419,562 in cash. During the quarter ended March 31, 2026, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2025, there were no cash held in the Trust Account.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Cash held in Trust Account	1	$169,419,562	$—

The fair value of the Public Warrants issued in the Initial Public Offering is $5,120,715, or $0.61 per Public Warrant and was determined using Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

As of February 4, 2026
Implied Class A share price	$9.70
Expected term to De-SPAC	1.49
Warrant term	6.49
Probability of De-SPAC and Market Adjustment	53.0%
Risk-free rate (continuous)	3.72%
Selected volatility	8.7%

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the condensed balance sheets date through the date this unaudited condensed financial statements was issued. Based on this review, except as discussed below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

On April 3, 2026 the Sponsor refunded the Company $21,960 thereby fully satisfying the subscription receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Iris Acquisition Corp II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Iris Acquisition Holdings II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 8, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $773,935, which consists of operating costs of $144,112 offset by interest income on cash held in the Trust Account of $919,562 and interest expense on the short-term loan of $1,515.

Liquidity and Capital Resources

On February 4, 2026, we consummated Initial Public Offering of 16,850,000 Units (including 1,850,000 units issued pursuant to the underwriter’s partial exercise of the over-allotment option) at $10.00 per Unit, generating gross proceeds of $168,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 438,000 Private Placement Units, comprised of 251,000 Private Placement Units to the Sponsor, at a price of $10.00 per Private Placement Unit, and 187,000 Private Placement Units to the Underwriter, generating total proceeds of $4,380,000. Each Private Placement Unit consists of one Class A Ordinary Share and one-half of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment).

On February 4, 2026, the underwriters partially exercised their over-allotment option, purchasing 1,850,000 Units simultaneously with the Initial Public Offering and forfeited the remaining Units.

Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Units, a total of $168,500,000 was placed in the Trust Account. We incurred $10,613,044 consisting of $3,370,000 of the cash underwriting fee (of which $375,000 will be paid at signing of a business combination agreement), $6,740,000 of deferred underwriting fee, and $503,044 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $9,800. Net income of $773,935 was affected by interest earned on cash held in the Trust Account of $919,562, payments of operating cost through promissory note of $49,743 and interest expense on short-term loan of $1,515. Changes in operating assets and liabilities provided $86,084 of cash for operating activities.

As of March 31, 2026, we had cash held in the Trust Account of $169,419,562 (including approximately $919,562 of interest income) consisting of interest deposits. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $854,833. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. A portion of such working capital loans may be convertible into Private Placement Units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the working capital loan arrangements had not yet been executed, therefore, no such Working Capital Loans were outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $20,000 per month for office space, administrative and support services for a period continuing until the earlier of (i) six months following the initial public offering, (ii) the consummation by the Company of an initial business combination, or (ii) the Company’s liquidation. In the event the Company issues Working Capital Loans to permit the payment, the fee shall be paid until the initial Business Combination or liquidation.

The Company incurred an underwriting discount of (A) $0.20 per Unit sold in the Initial Public Offering, or $3,370,000 in the aggregate, paid at the closing of the Initial Public Offering, (i) $0.075 per Unit, or $1,125,000 was paid to the underwriters in cash; (ii) $0.025 per unit sold in the offering $375,000 in the aggregate is payable to the underwriters upon execution of an agreement for an initial Business Combination, and (iii) $0.10 per unit, or $1,870,000 in the aggregate of such funds was invested by the underwriter to purchase 187,000 Private Placement Units at $10.00 per unit and (B) $0.40 per Unit sold in the offering, or $6,740,000 in the aggregate is payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 4, 2026, we consummated the Initial Public Offering of 16,850,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $168,500,000. Cohen & Company Capital Markets acted as sole book-running manager. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-289214). The Securities and Exchange Commission declared the registration statements effective on February 2, 2026.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor and Cohen & Company Capital Markets consummated the Private Placement of an aggregate of 438,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $4,380,000. Each Private Placement Unit consists of one Class A Ordinary Share and one-half of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On February 4, 2026, the underwriters partially exercised their over-allotment option, purchasing 1,850,000 Units simultaneously with the Initial Public Offering and forfeited the remaining Units.

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the Private Placement Units, an aggregate of $168,500,000 was placed in the Trust Account.

We paid a total of $10,613,044 consisting of $3,370,000 of the cash underwriting fee (of which $375,000 will be paid at signing of a business combination agreement), $6,740,000 of deferred underwriting fee, and $503,044 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 2, 2026, by and between Iris Acquisition Corp II and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC , as representative of the underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated as of February 2, 2026, by and between Iris Acquisition Corp II and Odyssey Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated February 2, 2026, by and among the, Iris Acquisition Corp II, the initial shareholders and the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement, dated as of February 2, 2026, by and between the Iris Acquisition Corp II and Odyssey Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated as of February 2, 2026, by and among the Iris Acquisition Corp II and certain security holders of the Company. (1)
10.4	Private Units Subscription Agreement, dated February 2, 2026, by and between Iris Acquisition Corp II and Iris Acquisition Holdings II LLC. (1)
10.5	Private Units Subscription Agreement, dated February 2, 2026, by and between Iris Acquisition Corp II and the Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC , a copy of which is attached as Exhibit 10.5 and incorporated herein by reference. (1)
10.6	Indemnity Agreement, dated as of February 2, 2026, by and between Iris Acquisition Corp II and each of the officers and directors of the Company. (1)
10.7	Administrative Services Agreement, dated February 2, 2026, by and between the Iris Acquisition Corp II and Iris Acquisition Holdings II LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIS ACQUISITION CORP II

Date: May 14, 2026	By:	/s/ Sumit Mehta
	Name:	Sumit Mehta
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Lisha Parmer
	Name:	Lisha Parmer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)