Form 10-Q
period 2026-06-30
Iris Acquisition Corp II
filed 2026-08-10
CIK 2077785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	IRABU	NYSE
Class A ordinary shares, par value $0.0001 per share	IRAB	NYSE
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IRAB WS	NYSE

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

As of August 10, 2026, there were 17,288,000 Class A ordinary shares, $0.0001 par value and 5,616,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

IRIS ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IRIS ACQUISITION CORP II

CONDENSED BALANCE SHEETS

(all amounts in USD, except number of shares)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash	$699,573	$—
Prepaid expense and insurance	73,105	—
Total Current Assets	772,678	—
Deferred offering costs	—	139,598
Long-term prepaid insurance	39,601	—
Cash held in Trust Account	170,942,950	—
TOTAL ASSETS	$171,755,229	$139,598

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$183,305	$23,592
Offering costs payable	132,274	83,223
Short-term loan	63,207	—
Promissory note - related party	—	75,806
Total Current Liabilities	378,786	182,621
Deferred underwriting fee payable	7,115,000	—
Total Liabilities	7,493,786	182,621

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 16,850,000 and no shares at a redemption value of $10.14 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	170,942,950	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class A ordinary shares, $0.0001 par value; 239,000,000 shares authorized; 438,000 and no shares issued or outstanding (excluding 16,850,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	44	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,616,667 and 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (1)	562	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,682,113)	(68,023)
Total Shareholders’ Deficit	(6,681,507)	(43,023)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$171,755,229	$139,598

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 4, 2026, the Company consummated its Initial Public Offering and sold 16,850,000 Units, including 1,850,000 Units sold pursuant to the partial exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 616,667 shares of Class B ordinary shares were no longer subject to forfeiture and 133,333 have been forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(all amounts in USD, except number of shares)

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative costs	$259,423	$403,535
Loss from operations	(259,423)	(403,535)

Other income (expense):
Interest earned on cash held in Trust Account	1,523,388	2,442,950
Interest expense on short-term loan	(390)	(1,905)
Total other income (expense)	1,522,998	2,441,045
Net income	$1,263,575	$2,037,510

Weighted average shares outstanding, Class A redeemable ordinary shares	16,850,000	13,667,222

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.06	$0.10

Weighted average shares outstanding, Class A non-redeemable and Class B ordinary shares	6,054,667	5,855,452

Basic net income per share, Class A non-redeemable and Class B ordinary shares	$0.06	$0.10

Weighted average shares outstanding, Class A non-redeemable and Class B ordinary shares	6,054,667	5,971,934 (1)

Diluted net income per share, Class A non-redeemable and Class B ordinary shares	$0.06	$0.10

1)	Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 4, 2026, the Company consummated its Initial Public Offering and sold 16,850,000 Units, including 1,850,000 Units sold pursuant to the partial exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 616,667 shares of Class B ordinary shares were no longer subject to forfeiture and 133,333 have been forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(all amounts in USD, except shares data)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Stock Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	5,750,000	$575	$—	$24,425	$(68,023)	$(43,023)

Sale of 438,000 Private Placement Units	438,000	44	—	—	(21,960)	4,379,956	—	4,358,040

FV of Public Warrants at issuance	—	—	—	—	—	5,120,715	—	5,120,715

Forfeiture of Founder Shares	—	—	(133,333)	(13)	—	13	—	—

Allocated value of transaction costs to Warrants and Private Placement Units	—	—	—	—	—	(334,888)	—	(334,888)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(9,190,221)	(7,128,212)	(16,318,433)

Net income	—	—	—	—	—	—	773,935	773,935

Balance – March 31, 2026 (unaudited)	438,000	44	5,616,667	562	(21,960)	—	(6,422,300)	(6,443,654)

Proceeds from Private Placement stock subscription receivable	—	—	—	—	21,960	—	—	21,960
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	(1,523,388)	(1,523,388)

Net income	—	—	—	—	—	—	1,263,575	1,263,575

Balance – June 30, 2026 (unaudited)	438,000	$44	5,616,667	$562	$—	$—	$(6,682,113)	$(6,681,507)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 4, 2026, the Company consummated its Initial Public Offering and sold 16,850,000 Units, including 1,850,000 Units sold pursuant to the partial exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 616,667 shares of Class B ordinary shares were no longer subject to forfeiture and 133,333 have been forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(all amounts in USD)

(UNAUDITED)

For the Six Months Ended June 30, 2026
Cash Flows from Operating Activities:
Net income	$2,037,510
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(2,442,950)
Payment of general and administrative costs through promissory note – related party	49,743
Changes in operating assets and liabilities:
Prepaid expenses and insurance	4,776
Long-term prepaid insurance	26,930
Accounts payable and accrued expenses	159,713
Accrued interest on short-term loan	367
Net cash used in operating activities	(163,911)

Cash Flows from Investing Activities:
Cash held in Trust Account	(168,500,000)
Net cash used in investing activities	(168,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	165,505,000
Proceeds from sale of Private Placement Units	4,380,000
Proceeds from subscription receivable	21,960
Repayments of short-term loan	(70,221)
Repayment of promissory note – related party	(421,500)
Payment of offering costs	(51,755)
Net cash provided by financing activities	169,363,484

Net Change in Cash	699,573
Cash – Beginning of period	—
Cash – End of period	$699,573

Supplementary cash flow information:
Cash paid for interest on short-term loan	$1,536

Non-Cash investing and financing activities:
Forfeiture of Founder Shares	$13
Offering costs included in offering costs payable	$49,051
Deferred offering costs paid through promissory note – related party	$262,640
Prepaid services contributed by Sponsor through promissory note - related party	$11,351
Prepaid insurance funded through short-term loan	$133,059
Accretion of Class A ordinary shares to redemption value	$17,841,821
Offering cost included in equity	$334,888
Deferred underwriting fee payable	$7,115,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Iris Acquisition Corp II (the “Company”) was incorporated as a Cayman Islands exempted company on July 8, 2025. The Company is a newly organized blank check company or special purpose acquisition company (“SPAC”), formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific business combination target. The Company is “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) upon the closing of the initial public offering.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 8, 2025 (date of inception) through June 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying and evaluating prospective business combination targets. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor, Founder and Initial Public Offering

The Company’s sponsor is Iris Acquisition Holdings II LLC, a Delaware limited liability company (the “Sponsor” and is sometimes referred to as the “Founder”). The registration statement for the Company’s Initial Public Offering was declared effective on February 2, 2026. On February 4, 2026, the Company consummated Initial Public Offering of $168,500,000 public offering (which includes the partial exercise by Cohen and Company Capital Markets (“CCM”) (the “Underwriters”) of their over-allotment option in the amount of 1,850,000 Units, at $10.00 per unit generating gross proceeds of $168,500,000 (the “Initial Public Offering”) —Note 3), and a 438,000 private placement units close with the Sponsor and the Underwriters generating gross proceeds of $4,380,000 in the Private Placement Units, (Notes 3 and 4). Of the 438,000 Private Placement Units, the Sponsor purchased 251,000 and the Underwriters purchased 187,000. These funds are held in the Trust Account (discussed below).

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

On February 18, 2026, the Company announced that, on February 24, 2026, the holders of the Company’s units (the “Units”) may elect to separately trade the Class A ordinary shares and warrants included in the Units. Each Unit consists of one Class A ordinary share, $0.0001 par value (“Class A Ordinary Share”) and one-half of one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). No fractional warrants have been issued upon separation of the Units and only whole Warrants trade. Any Units not separated continue to trade on New York Stock Exchange LLC (“NYSE”) under the symbol “IRAB U”. Any underlying Class A Ordinary Shares and Warrants that are separated now trade on NYSE under the symbols “IRAB” and “IRAB WS,” respectively. Holders of Units need to have their brokers contact Odyssey Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into Class A Ordinary Shares and Warrants.

The Trust Account

Following the closing of the Initial Public Offering, on February 4, 2026, an amount of $168,500,000 ($10.00 per unit) from the net proceeds of the sale of the Units and the Private Placement Units, was placed in the trust account (the “Trust Account”), with Odyssey Transfer and Trust acting as trustee. The funds in the Trust Account are held in financial institution and have been invested in in an interest-bearing bank demand deposit account. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below.

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
JUNE 30, 2026
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

Liquidity and Capital Resources and Going Concern Considerations

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). As of June 30, 2026, upon the closing of the Initial Public Offering, the Company had $699,573 in cash and had working capital of $393,892.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the combination period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2028 (24 months from the closing of the Initial Public Offering), the end of the Completion Window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash held in Trust Account

As of June 30, 2026, the cash held in the Trust Account, amounting to $170,942,950, was held in interest-bearing demand deposits account. As of December 31, 2025, the Company has no cash held in the Trust Account.

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

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$168,500,000
Less:
Proceeds allocated to Public Warrants	(5,120,715)
Class A ordinary shares issuance costs	(10,278,156)
Plus:
Remeasurement of carrying value to redemption value	16,318,433
Class A ordinary shares subject to possible redemption, March 31, 2026	169,419,562
Plus:
Remeasurement of carrying value to redemption value	1,523,388
Class A ordinary shares subject to possible redemption, June 30, 2026	$170,942,950

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

The following table reflects the calculation of basic and diluted net income per ordinary share (in USD, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A Redeemable Ordinary Shares	Class A non- redeemable and Class B Ordinary Shares	Class A Redeemable Ordinary Shares	Class A non- redeemable and Class B Ordinary Shares
Basic net income per share:
Numerator:
Allocation of net income	$929,559	$334,016	$1,426,398	$611,112
Denominator:
Basic weighted-average shares outstanding	16,850,000	6,054,667	13,667,222	5,855,452
Basic net income per ordinary share	$0.06	$0.06	$0.10	$0.10

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A Redeemable Ordinary Shares	Class A non- redeemable and Class B Ordinary Shares	Class A Redeemable Ordinary Shares	Class A non- redeemable and Class B Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$929,559	$334,016	$1,417,938	$619,572
Denominator:
Diluted weighted average ordinary shares outstanding	16,850,000	6,054,667	13,667,222	5,971,934
Diluted net income per ordinary share	$0.06	$0.06	$0.10	$0.10

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

Warrants — As of June 30, 2026, 8,425,000 Public Warrants and 219,000 Private Placement Warrants are currently outstanding. As of December 31, 2025, there were no Public Warrant and Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

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

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

4. RELATED PARTY TRANSACTIONS

Founder Shares

On July 15, 2025, the Sponsor purchased 5,750,000 Class B ordinary shares from the Company for an aggregate purchase price of $25,000, paid by Sponsor on behalf of the Company to vendors for deferred transaction costs, or $0.00435 per share, of which up to 750,000 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised during the Initial Public Offering. The forfeiture was adjusted for the partial exercise of the over-allotment option by the Underwriters so that the Sponsor owns 25% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Initial Public Offering resulting in total of 5,616,667, excluding Private Placement Shares and Class B ordinary shares outstanding. On February 4, 2026, the underwriters partially exercised their over-allotment option. As a result of the partial exercise by the underwriter 616,667, Class B ordinary shares are no longer subject to forfeiture and 133,333 were forfeited.

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

Promissory Note — Related Party

On July 15, 2025, the Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The promissory note is non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company had borrowed $300,000 under the promissory note plus an additional $99,540 of advances which were fully settled with the purchase of the Private Placement by the Sponsor leaving a subscription receivable of $21,960 as of the IPO date. During the quarter end June 30, 2026 the Sponsor fully funded the subscription receivable, leaving a $0 and $75,806 balance on the Promissory Note as of June 30, 2026 and December 31, 2025, respectively. Borrowings under the Note are no longer available. On April 3, 2026, the Sponsor refunded the Company $21,960 thereby fully satisfying the subscription receivable.

Administration Fee

The Company entered into an agreement, commencing on February 2, 2026, the effective date of the registration statement relating to the Initial Public Offering, with an affiliate of the Sponsor, InCred Global Wealth (DIFC) Limited. The affiliate of the sponsor will charge the Company a total of $20,000 per month for office space, administrative and support services for a period continuing until the earlier of (i) six months following the initial public offering, (ii) the consummation by the Company of an initial business combination, or (ii) the Company’s liquidation. In the event the Company issues Working Capital Loans to permit the payment, the fee shall be paid until the initial Business Combination or liquidation. For the three and six months ended June 30, 2026, the Company incurred $60,000 and $100,000, respectively, under the administrative service agreement. As of June 30, 2026 and December 31, 2025, the Company has an accrued balance of $20,000 and $0 under the administrative service agreement presented in accounts payable and accrued expenses on the condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the working capital loan arrangements had not yet been executed, therefore, no such Working Capital Loans were outstanding.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

5. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the US-Iran war. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the US-Iran war and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies.

Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the US-Iran war and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

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

Short-term Loan

On February 5, 2026, the Company entered into a financing agreement of $106,886 for the purchase of an insurance policy. The Company made a downpayment of $29,000, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly instalments of $10,688 per month for 10 months. Payments include a stated interest rate of 6.9% and are secured against a lien on the insurance policy. The carrying amount of $63,207 and $0 is included as Short-term Loan on the accompanying condensed Balance Sheets as on June 30, 2026, and December 31, 2025, respectively. The Company recognized interest expense of $390 and $1,905, respectively, on the accompanying condensed statement of operations for the three and six months ended June 30, 2026.

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

The Company incurred an underwriting discount of (A) $0.20 per Unit sold in the Initial Public Offering, or $3,370,000 in the aggregate, paid at the closing of the Initial Public Offering, (i) $0.075 per Unit, or $1,125,000 was paid to the underwriters in cash; (ii) $0.025 per unit sold in the offering $375,000 in the aggregate is payable to the underwriters upon execution of an agreement for an initial Business Combination and is included in the deferred underwriting fee payable balance, and (iii) $0.10 per unit, or $1,870,000 in the aggregate of such funds was invested by the underwriter to purchase 187,000 Private Placement Units at $10.00 per unit and (B) $0.40 per Unit sold in the offering, or $6,740,000 in the aggregate is payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination and is included in the deferred underwriting fee payable balance. As a result, $7,115,000 was accrued as deferred underwriting fee payable as of June 30, 2026 and $0 as of December 31, 2025.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

6. SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 ordinary shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 239,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 438,000 and no Class A ordinary shares issued or outstanding excluding 16,850,000 and no Class A ordinary share subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2026 and December 31, 2025, there were 5,616,667 and 5,750,000 Class B ordinary shares issued and outstanding. As a result the underwriters partial exercise of the over-allotment options 616,667 Class B ordinary shares are no longer subject to forfeiture and 133,333 Class B ordinary shares were forfeited so that the number of Founder Shares equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

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

	June 30, 2026	December 31, 2025
Cash	$699,573	$—
Cash held in Trust Account	$170,942,950	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$259,423	$403,535
Interest expense on short-term loan	$390	$1,905
Interest earned on cash held in Trust Account	$1,523,388	$2,442,950

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

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

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

At June 30, 2026, assets held in the Trust Account were comprised of $170,942,950 in cash. During the quarter ended June 30, 2026, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2025, there were no cash held in the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Cash held in Trust Account	1	$170,942,950	$—

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

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the condensed balance sheets date through the date that the accompanying unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 8, 2025 formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). We presently have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. We have relied upon the working capital available to us following the consummation of the initial public offering (the “IPO”) and the private placement to fund our operations. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt. We have not selected any target business for our initial business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 8, 2025 (inception) through the IPO were organizational activities, those necessary to prepare for the Initial Public Offering. Our activities through June 30, 2026 are described below, and primarily consist of identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,263,575, which consists of general and administrative costs of $259,423 offset by interest income on cash held in the Trust Account of $1,523,388 and interest expense on the short-term loan of $390.

For the six months ended June 30, 2026, we had net income of $2,037,510, which consists of general and administrative costs of $403,535 offset by interest income on cash held in the Trust Account of $2,442,950 and interest expense on the short-term loan of $1,905.

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

For the six months ended June 30, 2026, cash used in operating activities was $163,911. Net income of $2,037,510 was affected by interest earned on cash held in the Trust Account of $2,442,950, payments of general and administrative costs through promissory note of $49,743. Changes in operating assets and liabilities provided $191,786 of cash for operating activities.

As of June 30, 2026, we had cash held in the Trust Account of $170,942,950 (including approximately $2,442,950 of interest income) consisting of interest-bearing demand deposits. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $699,573. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. A portion of such working capital loans may be convertible into Private Placement Units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the working capital loan arrangements had not yet been executed, therefore, no such Working Capital Loans were outstanding.

We believe we will need to raise additional funds in order to meet our operating expenditures. In addition, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2028 (24 months from the closing of the Initial Public Offering), the end of the Completion Window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay InCred Global Wealth (DIFC) Limited, an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services for a period continuing until the earlier of (i) six months following the initial public offering, (ii) the consummation by the Company of an initial business combination, or (ii) the Company’s liquidation. In the event the Company issues Working Capital Loans to permit the payment, the fee shall be paid until the initial Business Combination or liquidation.

The Company incurred an underwriting discount of (A) $0.20 per Unit sold in the Initial Public Offering, or $3,370,000 in the aggregate, paid at the closing of the Initial Public Offering, (i) $0.075 per Unit, or $1,125,000 was paid to the underwriters in cash; (ii) $0.025 per unit sold in the offering $375,000 in the aggregate is payable to the underwriters upon execution of an agreement for an initial Business Combination and is included in the deferred underwriting fee payable balance, and (iii) $0.10 per unit, or $1,870,000 in the aggregate of such funds was invested by the underwriter to purchase 187,000 Private Placement Units at $10.00 per unit and (B) $0.40 per Unit sold in the offering, or $6,740,000 in the aggregate is payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination and is included in the deferred underwriting fee payable balance.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

We incurred a total of $10,613,044 consisting of $3,370,000 of the cash underwriting fee (of which $375,000 will be paid at signing of a business combination agreement), $6,740,000 of deferred underwriting fee, and $503,044 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 2, 2026, by and between Iris Acquisition Corp II and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, as representative of the underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated as of February 2, 2026, by and between Iris Acquisition Corp II and Odyssey Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated February 2, 2026, by and among the, Iris Acquisition Corp II, the initial shareholders and the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement, dated as of February 2, 2026, by and between the Iris Acquisition Corp II and Odyssey Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated as of February 2, 2026, by and among the Iris Acquisition Corp II and certain security holders of the Company. (1)
10.4	Private Units Subscription Agreement, dated February 2, 2026, by and between Iris Acquisition Corp II and Iris Acquisition Holdings II LLC. (1)
10.5	Private Units Subscription Agreement, dated February 2, 2026, by and between Iris Acquisition Corp II and the Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC , a copy of which is attached as Exhibit 10.5 and incorporated herein by reference. (1)
10.6	Indemnity Agreement, dated as of February 2, 2026, by and between Iris Acquisition Corp II and each of the officers and directors of the Company. (1)
10.7	Administrative Services Agreement, dated February 2, 2026, by and between the Iris Acquisition Corp II and Iris Acquisition Holdings II LLC. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2026 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 2, 2026 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIS ACQUISITION CORP II

Date: August 10, 2026	By:	/s/ Sumit Mehta
	Name:	Sumit Mehta
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Lisha Parmar
	Name:	Lisha Parmar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)