Form 10-Q
period 2026-09-30
Iris Acquisition Corp II
filed 2026-11-06
CIK 2077785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 04, 2026, there were 17,288,000 Class A ordinary shares, $0.0001 par value and 5,616,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

IRIS ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from July 8, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from July 8, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from July 8, 2025 (Inception) through September 30, 2025 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IRIS ACQUISITION CORP II

CONDENSED BALANCE SHEETS

(all amounts in USD, except number of shares)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash	$574,063	$—
Prepaid expense and insurance	76,268	—
Total Current Assets	650,331	—
Deferred offering costs	—	139,598
Long-term prepaid insurance	22,968	—
Cash held in Trust Account	172,550,456	—
TOTAL ASSETS	$173,223,755	$139,598

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$262,641	$23,592
Offering costs payable	132,274	83,223
Short-term loan	21,561	—
Promissory note - related party	—	75,806
Total Current Liabilities	416,476	182,621
Deferred underwriting fee payable	7,115,000	—
Total Liabilities	7,531,476	182,621

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 16,850,000 and no shares at a redemption value of $10.24 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	172,550,456	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class A ordinary shares, $0.0001 par value; 239,000,000 shares authorized; 438,000 and no shares issued or outstanding (excluding 16,850,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	44	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,616,667 and 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (1)	562	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,858,783)	(68,023)
Total Shareholders’ Deficit	(6,858,177)	(43,023)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$173,223,755	$139,598

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 6). On February 4, 2026, the Company consummated its Initial Public Offering and sold 16,850,000 Units, including 1,850,000 Units sold pursuant to the partial exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 616,667 shares of Class B ordinary shares were no longer subject to forfeiture and 133,333 have been forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares)

(Unaudited)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from July 8, 2025 (Inception) through September 30,
	2026	2026	2025
General and administrative costs	$175,559	$579,094	$50,423
Loss from operations	(175,559)	(579,094)	(50,423)

Other income (expense):
Interest earned on cash held in Trust Account	1,607,506	4,050,456	—
Interest expense on short-term loan	(1,111)	(3,016)	—
Total other income (expense)	1,606,395	4,047,440	—
Net income (loss)	$1,430,836	$3,468,346	$(50,423)

Weighted average shares outstanding, Class A redeemable ordinary shares	16,850,000	14,743,750	—

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.06	$0.17	$—

Weighted average shares outstanding, Class A non-redeemable and Class B ordinary shares	6,054,667	5,922,834	5,000,000

Basic net income (loss) per share, Class A non-redeemable and Class B ordinary shares	$0.06	$0.17	$(0.01)

Weighted average shares outstanding, Class A non-redeemable and Class B ordinary shares (1)	6,054,667	5,999,917	5,000,000

Diluted net income (loss) per share, Class A non-redeemable and Class B ordinary shares	$0.06	$0.17	$(0.01)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 6). On February 4, 2026, the Company consummated its Initial Public Offering and sold 16,850,000 Units, including 1,850,000 Units sold pursuant to the partial exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 616,667 shares of Class B ordinary shares were no longer subject to forfeiture and 133,333 have been forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(all amounts in USD, except shares data)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Stock Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	5,750,000	$575	$—	$24,425	$(68,023)	$(43,023)

Sale of 438,000 Private Placement Units	438,000	44	—	—	(21,960)	4,379,956	—	4,358,040

FV of Public Warrants at issuance	—	—	—	—	—	5,120,715	—	5,120,715

Forfeiture of Founder Shares	—	—	(133,333)	(13)	—	13	—	—

Allocated value of transaction costs to Warrants and Private Placement Units	—	—	—	—	—	(334,888)	—	(334,888)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(9,190,221)	(7,128,212)	(16,318,433)

Net income	—	—	—	—	—	—	773,935	773,935

Balance – March 31, 2026 (unaudited)	438,000	44	5,616,667	562	(21,960)	—	(6,422,300)	(6,443,654)

Proceeds from Private Placement stock subscription receivable	—	—	—	—	21,960	—	—	21,960
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	(1,523,388)	(1,523,388)

Net income	—	—	—	—	—	—	1,263,575	1,263,575

Balance – June 30, 2026 (unaudited)	438,000	$44	5,616,667	$562	$—	$—	$(6,682,113)	$(6,681,507)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	(1,607,506)	(1,607,506)

Net income	—	—	—	—	—	—	1,430,836	1,430,836

Balance – September 30, 2026 (unaudited)	438,000	$44	5,616,667	$562	$—	$—	$(6,858,783)	$(6,858,177)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 6). On February 4, 2026, the Company consummated its Initial Public Offering and sold 16,850,000 Units, including 1,850,000 Units sold pursuant to the partial exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 616,667 shares of Class B ordinary shares were no longer subject to forfeiture and 133,333 have been forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(all amounts in USD, except shares data)

(Unaudited)

FOR THE PERIOD FROM JULY 8, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Stock Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance - July 08, 2025 (inception)	—	$—	—	$—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	5,750,000	575	—	24,425	—	25,000

Net loss	—	—	—	—	—	—	(50,423)	(50,423)

Balance – September 30, 2025	—	$—	5,750,000	$575	$—	$24,425	$(50,423)	$(25,423)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	For the Nine Months Ended September 30,	For the Period from July 8, 2025 (Inception) through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$3,468,346	$(50,423)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(4,050,456)	—
Payment of general and administrative costs through promissory note – related party	49,743	21,331
Changes in operating assets and liabilities:
Prepaid expenses and insurance	1,613	—
Long-term prepaid insurance	43,563	—
Accounts payable and accrued expenses	239,049	29,092
Accrued interest on short-term loan	367	—
Net cash used in operating activities	(247,775)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(168,500,000)	—
Net cash used in investing activities	(168,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	165,505,000	—
Proceeds from sale of Private Placement Units	4,380,000	—
Proceeds from subscription receivable	21,960	—
Repayments of short-term loan	(111,867)	—
Repayment of promissory note – related party	(421,500)	—
Payment of offering costs	(51,755)	—
Net cash provided by financing activities	169,321,838	—

Net Change in Cash	574,063	—
Cash – Beginning of period	—	—
Cash – End of period	$574,063	$—

Supplementary cash flow information:
Cash paid for interest on short-term loan	2,649	—

Non-Cash investing and financing activities:
Forfeiture of Founder Shares	$13	$—
Offering costs included in offering costs payable	$49,051	$71,323
Deferred offering costs paid through promissory note – related party	$262,640	$26,375
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Prepaid services contributed by Sponsor through promissory note - related party	$11,351	$—
Prepaid insurance funded through short-term loan	$133,061	$—
Accretion of Class A ordinary shares to redemption value	$19,449,327	$—
Offering cost included in equity	$334,888	$—
Deferred underwriting fee payable	$7,115,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 8, 2025 (date of inception) through September 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying and evaluating prospective business combination targets. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor, Founder and Initial Public Offering

The Company’s sponsor is Iris Acquisition Holdings II LLC, a Delaware limited liability company (the “Sponsor” and is sometimes referred to as the “Founder”). The registration statement for the Company’s Initial Public Offering was declared effective on February 2, 2026. On February 4, 2026, the Company consummated Initial Public Offering of $168,500,000 public offering (which includes the partial exercise by Cohen and Company Capital Markets (“CCM”) (the “Underwriters”) of their over-allotment option in the amount of 1,850,000 Units, at $10.00 per unit generating gross proceeds of $168,500,000 (the “Initial Public Offering”) —Note 3), and a sale of 438,000 private placement units with the Sponsor and the Underwriters generating gross proceeds of $4,380,000 in the Private Placement Units, (Notes 3 and 4). Of the 438,000 Private Placement Units, the Sponsor purchased 251,000 and the Underwriters purchased 187,000. These funds are held in the Trust Account (discussed below).

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

The Trust Account

Following the closing of the Initial Public Offering, on February 4, 2026, an amount of $168,500,000 ($10.00 per unit) from the net proceeds of the sale of the Units and the Private Placement Units, was placed in the trust account (the “Trust Account”), with Odyssey Transfer & Trust Company acting as trustee. The funds in the Trust Account are held in financial institution and have been invested in an interest-bearing demand deposit account. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below.

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
SEPTEMBER 30, 2026
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

Liquidity, Capital Resources and Going Concern Consideration

As of September 30, 2026, the Company had $574,063 in cash and had working capital of $233,855.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

On October 20, 2026, the Company entered into a Promissory Note (the “Note”) with Harraden Circle Investors LP, Harraden Circle Concentrated LP, and Harraden Circle Special Opportunities LP (collectively, the “Payee”), pursuant to which the Payee agreed to make available to the Company an aggregate principal amount of up to $250,000 for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of an initial business combination (see Note.9).

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
SEPTEMBER 30, 2026

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and nine months ended September 30, 2026 and for the period from July 8, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash held in Trust Account

As of September 30, 2026, the cash held in the Trust Account, amounting to $172,550,456, was held in interest-bearing demand deposits account. As of December 31, 2025, the Company has no cash held in the Trust Account.

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
SEPTEMBER 30, 2026
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$168,500,000
Less:
Proceeds allocated to Public Warrants	(5,120,715)
Class A ordinary shares issuance costs	(10,278,156)
Plus:
Remeasurement of carrying value to redemption value	16,318,433
Class A ordinary shares subject to possible redemption, March 31, 2026	169,419,562
Plus:
Remeasurement of carrying value to redemption value	1,523,388
Class A ordinary shares subject to possible redemption, June 30, 2026	170,942,950
Plus:
Remeasurement of carrying value to redemption value	1,607,506
Class A ordinary shares subject to possible redemption, September 30, 2026	$172,550,456

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

The following table reflects the calculation of basic and diluted net income per ordinary share (in USD, except per share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A Redeemable Ordinary Shares	Class A non-redeemable and Class B Ordinary Shares	Class A Redeemable Ordinary Shares	Class A non-redeemable and Class B Ordinary Shares
Basic net income per share:
Numerator:
Allocation of net income	$1,052,606	$378,230	$2,474,353	$993,993
Denominator:
Basic weighted-average shares outstanding	16,850,000	6,054,667	14,743,750	5,922,834
Basic net income per ordinary share	$0.06	$0.06	$0.17	$0.17

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A Redeemable Ordinary Shares	Class A non-redeemable and Class B Ordinary Shares	Class A Redeemable Ordinary Shares	Class A non- redeemable and Class B Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,052,606	$378,230	$2,465,158	$1,003,188
Denominator:
Diluted weighted average ordinary shares outstanding	16,850,000	6,054,667	14,743,750	5,999,917
Diluted net income per ordinary share	$0.06	$0.06	$0.17	$0.17

	For the Period from July 8, 2025 (Inception) through September 30, 2025
	Class A Redeemable Ordinary Shares	Class A non-redeemable and Class B Ordinary Shares
Basic and Diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(50,423)
Denominator:
Basic weighted-average shares outstanding	—	5,000,000
Basic and Diluted net loss per ordinary share	$—	$(0.01)

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The update requires public business entities to provide detailed tabular disclosures in the financial statement notes disaggregating specified natural expense categories—such as employee compensation, inventory purchases, and depreciation/amortization—included within each relevant operating expense caption on the face of the income statement. It also mandates qualitative descriptions of remaining expense amounts and explicit annual disclosure of the entity’s definition of selling expenses. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The guidance may be applied prospectively to all periods after the effective date or retrospectively to all periods presented. As this standard addresses presentation and footnote disclosures only, adoption will have no impact on the Company’s financial position, results of operations, or cash flows. The Company is currently assessing the impact on its financial statement disclosures and internal reporting systems.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

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

Warrants — As of September 30, 2026, 8,425,000 Public Warrants and 219,000 Private Placement Warrants are currently outstanding. As of December 31, 2025, there were no Public Warrant and Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

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

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

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

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

4. RELATED PARTY TRANSACTIONS

Founder Shares

On July 15, 2025, the Sponsor purchased 5,750,000 Class B ordinary shares from the Company for an aggregate purchase price of $25,000, paid by Sponsor on behalf of the Company to vendors for deferred transaction costs, or $0.00435 per share, of which up to 750,000 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised during the Initial Public Offering. The forfeiture was adjusted for the partial exercise of the over-allotment option by the Underwriters so that the Sponsor represents 25% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Initial Public Offering resulting in total of 5,616,667, excluding Private Placement Shares and Class B ordinary shares outstanding. On February 4, 2026, the underwriters partially exercised their over-allotment option. As a result of the partial exercise by the underwriter 616,667, Class B ordinary shares are no longer subject to forfeiture and 133,333 were forfeited.

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

Promissory Note — Related Party

On July 15, 2025, the Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The promissory note is non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company had borrowed $300,000 under the promissory note plus an additional $99,540 of advances which were fully settled with the purchase of the Private Placement by the Sponsor leaving a subscription receivable of $21,960 as of the IPO date. On April 3, 2026, the Sponsor paid the Company $21,960, fully satisfying the subscription receivable, leaving a $0 and $75,806 balance on the Promissory Note as of September 30, 2026 and December 31, 2025, respectively. Borrowings under the Note are no longer available.

Administration Fee

The Company entered into an agreement, commencing on February 2, 2026, the effective date of the registration statement relating to the Initial Public Offering, with an affiliate of the Sponsor, InCred Global Wealth (DIFC) Limited. The affiliate of the sponsor will charge the Company a total of $20,000 per month for office space, administrative and support services for a period continuing until the earlier of (i) six months following the initial public offering, (ii) the consummation by the Company of an initial business combination, or the Company’s liquidation. In the event the Company issues Working Capital Loans to permit the payment, the fee shall be paid until the initial Business Combination or liquidation. For the three and nine months ended September 30, 2026, the Company incurred $20,000 and $120,000, respectively, under the administrative service agreement. For the period from July 8, 2025 (Inception) through September 30, 2025, no amounts were incurred and no arrangements had been executed. As of September 30, 2026, the Company has paid the amount in full. In accordance with the terms of the agreement, as of August 2026 the agreement expired and no further administrative fees are due.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the working capital loan arrangements had not yet been executed, therefore, no such Working Capital Loans were outstanding.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

5. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the US-Iran war. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the US-Iran war and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies.

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

Short-term Loan

On February 5, 2026, the Company entered into a financing agreement of $133,059 for the purchase of an insurance policy. The Company made a downpayment of $29,000, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly installments. An initial payment of $21,381 was made at March 31, 2026, followed by required payments of $10,688 per month for 8 months through November 2026. Payments include a stated interest rate of 6.9% and are secured against a lien on the insurance policy. The carrying amount of $21,561 and $0 is included as Short-term Loan on the accompanying condensed Balance Sheets as on September 30, 2026, and December 31, 2025, respectively. The Company recognized interest expense of $1,111 and $3,016, respectively, on the accompanying condensed statement of operations for the three and nine months ended September 30, 2026.

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

The Company incurred an underwriting discount of (A) $0.20 per Unit sold in the Initial Public Offering, or $2,995,000 settled at closing (cash $1,125,000 and $1,870,000 invested in PP Units); $375,000 deferred to at signing of a Business Combination agreement, (i) $0.075 per unit sold in the offering, excluding any units sold pursuant to the exercise of the underwriter’s over-allotment option, or $1,125,000, will be paid to the underwriters in cash; (ii) $0.025 per unit sold in the offering $375,000 in the aggregate is payable to the underwriters upon execution of an agreement for an initial Business Combination and is included in the deferred underwriting fee payable balance, and (iii) $0.10 per unit, or $1,870,000 in the aggregate of such funds was invested by the underwriter to purchase 187,000 Private Placement Units at $10.00 per unit and (B) $0.40 per Unit sold in the offering, or $6,740,000 in the aggregate is payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination and is included in the deferred underwriting fee payable balance. As a result, $7,115,000 was accrued as deferred underwriting fee payable as of September 30, 2026 and $0 as of December 31, 2025.

IRIS ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

6. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2026 and December 31, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 239,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 438,000 and no Class A ordinary shares issued or outstanding excluding 16,850,000 and no Class A ordinary share subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2026 and December 31, 2025, there were 5,616,667 and 5,750,000 Class B ordinary shares issued and outstanding. As a result of the underwriters’ partial exercise of the over-allotment options 616,667 Class B ordinary shares are no longer subject to forfeiture and 133,333 Class B ordinary shares were forfeited so that the number of Founder Shares equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. Accordingly, management has determined that the Company only has one reportable segment. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, included in net income or loss, which include the following:

	September 30, 2026	December 31, 2025
Cash	$574,063	$—
Cash held in Trust Account	$172,550,456	$—

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from July 8, 2025 (Inception) through September 30,
	2026	2026	2025
General and administrative expenses	$175,559	$579,094	$50,423
Interest expense on short-term loan	$1,111	$3,016	$—
Interest earned on cash held in Trust Account	$1,607,506	$4,050,456	$—

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

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
SEPTEMBER 30, 2026
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

At September 30, 2026, assets held in the Trust Account were comprised of $172,550,456 in cash. During the quarter ended September 30, 2026, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2025, there was no cash held in the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Cash held in Trust Account	1	$172,550,456	$—

The fair value of the Public Warrants issued in the Initial Public Offering is $5,120,715, or $0.61 per Public Warrants and was determined using Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

As of February 4, 2026
Implied Class A share price	$9.70
Expected term to De-SPAC (years)	1.49
Warrant term (years)	6.49
Probability of De-SPAC and Market Adjustment	53.0%
Risk-free rate (continuous)	3.72%
Selected volatility	8.7%

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the condensed balance sheets date through the date that the accompanying unaudited condensed financial statements were issued. Based on this review, the Company, except as discussed below, did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

On October 20, 2026, the Company entered into a Promissory Note (the “Note”) with Harraden Circle Investors LP, Harraden Circle Concentrated LP, and Harraden Circle Special Opportunities LP (collectively, the “Payee”), pursuant to which the Payee agreed to make available to the Company an aggregate principal amount of up to $250,000 for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of an initial business combination. The full principal amount of $250,000 was made available at signing. Amounts may be drawn down from time to time in minimum amounts of $10,000 (unless otherwise agreed) prior to the earlier of December 31, 2027, or the completion of an initial business combination. As of the issuance date of the financial statements, the full $250,000 was drawn upon. No interest accrues on the unpaid principal balance. Upon the consummation of an initial business combination, the Company is obligated to pay, in addition to the principal amount, an “Additional Return” equal to 150% of the principal amount, if a business combination is consummated on or before December 31, 2027; or 250% of the principal amount, if a business combination is consummated after December 31, 2027, the maximum Additional Return ($375,000 at 150%, or $625,000 at 250%, on a full $250,000 draw). The Additional Return is contingent upon the completion of a business combination and will be paid in a single lump sum at the closing of the business combination. If the Company liquidates, dissolves, winds up, or its business combination deadline expires without consummating an initial business combination, the principal amount will be payable solely from, and only to the extent of, funds held outside of the Trust Account. The Payee has agreed to waive any right, title, interest, or claim of any kind in or to any monies held in the Company’s trust account established in connection with its initial public offering. Management is currently evaluating accounting assessment of this transaction.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including the risks and uncertainties described in the Risk Factors sections of the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2026, and the Company’s final prospectus for its Initial Public Offering. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 8, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 8, 2025 (inception) through the IPO were organizational activities, those necessary to prepare for the Initial Public Offering. Our activities through September 30, 2026 are described below, and primarily consist of identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,430,836, which consists of interest income on cash held in the Trust Account of $1,607,506 partially offset by general and administrative costs of $175,559 and interest expense on the short-term loan of $1,111. Interest earned on funds held in the Trust Account increased during the quarter, driven primarily by higher average yields on U.S. Treasury securities and money market funds held within the trust, as well as the compounding of interest on accumulated cash balances. General and administrative costs for the quarter were primarily driven by recurring operational overhead, including professional fees (legal, audit, and accounting services), public company compliance costs, transfer and escrow agent fees, filing fees, and director and officer (D&O) insurance premiums necessary to maintain regulatory compliance.

For the nine months ended September 30, 2026, we had net income of $3,468,346, which consists of interest income on cash held in the Trust Account of $4,050,456 partially offset by general and administrative costs of $579,094 and interest expense on the short-term loan of $3,016. The cumulative trust interest income across the nine-month period reflects the compounding of interest on accumulated balances. The nine-month general and administrative expenses reflect cumulative operational activity, with the sequential increase driven by expanded legal, financial due diligence, and advisory activities related to evaluating and pursuing potential business combination targets, alongside routine administrative expenses.

For the period from July 8, 2025 (inception) through September 30, 2025, we had net loss of $50,423, consisting of general and administrative costs.

Liquidity and Capital Resources and Going Concern Consideration

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

For the nine months ended September 30, 2026, cash used in operating activities was $247,775. Net income of $3,468,346 was affected by interest earned on cash held in the Trust Account of $4,050,456, payments of general and administrative costs through promissory note of $49,743. Changes in operating assets and liabilities provided $284,592 of cash for operating activities.

For the period from July 8, 2025 (inception) through September 30, 2025, cash used in operating activities was $0. Net loss of $50,423 was affected by payments of general and administrative costs through promissory note of $21,331. Changes in operating assets and liabilities provided $29,092 of cash for operating activities.

As of September 30, 2026, we had cash held in the Trust Account of $172,550,456 (including $4,050,456 of interest income) consisting of interest-bearing demand deposits. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $574,063 and working capital of $233,855. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. A portion of such working capital loans may be convertible into Private Placement Units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the working capital loan arrangements had not yet been executed, therefore, no such Working Capital Loans were outstanding.

On October 20, 2026, the Company entered into a Promissory Note (the “Note”) with Harraden Circle Investors LP, Harraden Circle Concentrated LP, and Harraden Circle Special Opportunities LP (collectively, the “Payee”), pursuant to which the Payee agreed to make available to the Company an aggregate principal amount of up to $250,000 for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of an initial business combination. The full principal amount of $250,000 was made available at signing. Amounts may be drawn down from time to time in minimum amounts of $10,000 (unless otherwise agreed) prior to the earlier of December 31, 2027, or the completion of an initial business combination. As of the issuance date of the financial statements, the full $250,000 was drawn upon.No interest accrues on the unpaid principal balance. Upon the consummation of an initial business combination, the Company is obligated to pay, in addition to the principal amount, an “Additional Return” equal to 150% of the principal amount, if a business combination is consummated on or before December 31, 2027; or 250% of the principal amount, if a business combination is consummated after December 31, 2027, the maximum Additional Return ($375,000 at 150%, or $625,000 at 250%, on a full $250,000 draw). The Additional Return is contingent upon the completion of a business combination and will be paid in a single lump sum at the closing of the business combination. If the Company liquidates, dissolves, winds up, or its business combination deadline expires without consummating an initial business combination, the principal amount will be payable solely from, and only to the extent of, funds held outside of the Trust Account. The Payee has agreed to waive any right, title, interest, or claim of any kind in or to any monies held in the Company’s trust account established in connection with its initial public offering.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriting fee payable as described below.

The Company incurred an underwriting discount of (A) $0.20 per Unit sold in the Initial Public Offering, or $2,995,000 settled at closing (cash $1,125,000 and $1,870,000 invested in PP Units); $375,000 deferred to at signing of a Business Combination agreement, (i) $0.075 per unit sold in the offering, excluding any units sold pursuant to the exercise of the underwriter’s over-allotment option, or $1,125,000, will be paid to the underwriters in cash; (ii) $0.025 per unit sold in the offering $375,000 in the aggregate is payable to the underwriters upon execution of an agreement for an initial Business Combination and is included in the deferred underwriting fee payable balance, and (iii) $0.10 per unit, or $1,870,000 in the aggregate of such funds was invested by the underwriter to purchase 187,000 Private Placement Units at $10.00 per unit and (B) $0.40 per Unit sold in the offering, or $6,740,000 in the aggregate is payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination and is included in the deferred underwriting fee payable balance of $7,115,000.

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

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The update requires public business entities to provide detailed tabular disclosures in the financial statement notes disaggregating specified natural expense categories—such as employee compensation, inventory purchases, and depreciation/amortization—included within each relevant operating expense caption on the face of the income statement. It also mandates qualitative descriptions of remaining expense amounts and explicit annual disclosure of the entity’s definition of selling expenses. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The guidance may be applied prospectively to all periods after the effective date or retrospectively to all periods presented. As this standard addresses presentation and footnote disclosures only, adoption will have no impact on the Company’s financial position, results of operations, or cash flows. The Company is currently assessing the impact on its financial statement disclosures and internal reporting systems.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC on March 26, 2026, and our final prospectus.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 2, 2026, by and between Iris Acquisition Corp II and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, as representative of the underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated as of February 2, 2026, by and between Iris Acquisition Corp II and Odyssey Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated February 2, 2026, by and among the, Iris Acquisition Corp II, the initial shareholders and the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement, dated as of February 2, 2026, by and between the Iris Acquisition Corp II and Odyssey Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated as of February 2, 2026, by and among the Iris Acquisition Corp II and certain security holders of the Company. (1)
10.4	Private Units Subscription Agreement, dated February 2, 2026, by and between Iris Acquisition Corp II and Iris Acquisition Holdings II LLC. (1)
10.5	Private Units Subscription Agreement, dated February 2, 2026, by and between Iris Acquisition Corp II and the Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC , a copy of which is attached as Exhibit 10.5 and incorporated herein by reference. (1)
10.6	Indemnity Agreement, dated as of February 2, 2026, by and between Iris Acquisition Corp II and each of the officers and directors of the Company. (1)
10.7	Administrative Services Agreement, dated February 2, 2026, by and between the Iris Acquisition Corp II and Iris Acquisition Holdings II LLC. (2)
10.8	Promissory Note Dated October 20, 2026 (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2026 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 2, 2026 and incorporated herein by reference.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2026 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIS ACQUISITION CORP II

Date: November 06, 2026	By:	/s/ Sumit Mehta
	Name:	Sumit Mehta
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 06, 2026	By:	/s/ Lisha Parmar
	Name:	Lisha Parmar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)